Form 10-Q
period 2004-09-30
INTRALASE CORP
filed 2004-11-12
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-50939

INTRALASE CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	38-3380954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Morgan, Irvine, CA	92618
(Address of principal executive offices)	(zip code)

(949) 859-5230

(Registrant’s telephone number, including area code)

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,532,517 shares of common stock, $0.01 par value, outstanding as of November 9, 2004.

INTRALASE CORP.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

IntraLase Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2004	Pro Forma Stockholders’ Equity at September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,065,276		$8,903,715
Marketable securities	—		2,989,165
Accounts receivable—net of allowance for doubtful accounts of $163,877 (September 30, 2004) and $118,780 (December 31, 2003)	8,164,097		4,213,288
Inventories, Net	8,336,495		6,266,973
Prepaid expenses and other current assets	650,161		663,914

Total current assets	24,216,029		23,037,055

Property, plant and equipment—Net	3,192,065		3,354,140
Equipment under operating leases—Net of accumulated depreciation of $721,806 (September 30, 2004) and $360,502 (December 31, 2003)	3,249,249		3,268,912
Deferred offering costs	1,398,662		—
Other assets, Net	1,534,875		296,776

Total	$33,590,880		$29,956,883

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$7,773,085		$3,424,223
Accrued expenses (including $2,407,384 in payroll and related benefits at September 30, 2004)	4,515,222		2,957,215
Deferred revenues	3,267,338		1,505,793
Current portion of long-term debt	661,657		358,332

Total current liabilities	16,217,302		8,245,563

Accrued expenses—Long-term	1,330		13,295
Long-term debt—Net of current portion	674,971		448,193

Total liabilities	16,893,603		8,707,051
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE CONVERTIBLE PREFERRED STOCK; $0.01 par value; 22,376,981 shares authorized; 22,191,333 shares issued and outstanding; no shares issued and outstanding in pro forma; liquidation value: $73,460,000	73,305,532	—	73,260,687
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.01 par value—no shares authorized and outstanding, 10,000,000 authorized pro forma, no shares issued and outstanding pro forma	—	—	—
Common stock, $0.01 par value—45,000,000 shares authorized actual and pro forma; 2,344,149 (September 30, 2004) and 2,232,938 (December 30, 2004) shares issued and outstanding actual; 26,436,699 shares issued and outstanding pro forma	23,441	264,366	22,329
Additional paid-in capital	8,250,432	168,096,994	2,357,480
Deferred stock-based compensation	(3,725,166)	(3,725,166)	(377,286)
Receivable from sale of stock to officers and employees	(855,043)	(855,043)	(855,043)
Accumulated deficit	(60,301,919)	(60,607,965)	(53,158,335)

Total stockholders’ (deficit) equity	$(56,608,255)	$103,173,186	$(52,010,855)

Total	$33,590,880		$29,956,883

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues – product revenues	$15,493,329	$6,545,494	$40,805,023	$15,095,395
Costs of goods sold (1)	8,499,532	4,204,078	23,656,255	10,347,750

Gross Margin	6,993,797	2,341,416	17,148,768	4,747,645

Operating expenses:
Research and development (1)	3,771,928	2,386,660	9,003,812	6,845,444
Selling, general and administrative (1)	6,361,217	2,621,129	15,259,206	7,602,238

Total operating expenses	10,133,145	5,007,789	24,263,018	14,447,682

Loss from operations	(3,139,348)	(2,666,373)	(7,114,250)	(9,700,037)
Interest and other income (expense), Net
Interest expense	(56,204)	(25,875)	(123,664)	(147,816)
Interest income	41,206	48,072	132,457	191,900
Other income	13,361	4,044	29,218	11,361

Interest and other income (expense), net	(1,637)	26,241	38,011	55,445

Loss before provision for income taxes	(3,140,985)	(2,640,132)	(7,076,239)	(9,644,592)

Provision for income taxes	7,500	3,580	22,500	19,431

Net loss	(3,148,485)	(2,643,712)	(7,098,739)	(9,664,023)
Accretion of preferred stock	(14,948)	(14,948)	(44,845)	(44,845)

Net loss applicable to common stockholders	$(3,163,433)	$(2,658,660)	$(7,143,584)	$(9,708,868)

Net loss per share applicable to common shareholders – basic and diluted	$(1.37)	$(1.27)	$(3.15)	$(4.66)

Weighted average shares outstanding – basic and diluted	2,312,946	2,085,445	2,267,167	2,082,860

Pro forma net loss per share – basic and diluted	$(0.12)		$(0.27)

Pro forma weighted average shares outstanding	26,405,496		26,359,717

(1) Amounts include stock-based compensation expenses, as follows:
Costs of goods sold	$72,406	$1,721	$145,798	$8,858
Research and development	268,758	20,000	901,592	59,774
Selling, general and administrative	539,196	57,794	1,355,428	152,934

	$880,360	$79,515	$2,402,818	$221,566

See accompanying notes to financial statements.

IntraLase Corp

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(7,098,739)	$(9,664,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,844,935	1,416,470
Loss on disposition of property, plant and equipment	2,304	7,593
Provision for bad debt expense	45,097	6,248
Amortization of debt discount	2,755	74,358
Stock-based compensation	2,402,818	221,566
Amortization of technology license	50,004	—
Changes in operating assets and liabilities:	—	—
Accounts receivable	(3,995,906)	(1,932,522)
Prepaid expenses and other current assets	13,753	235,431
Inventories	(2,069,522)	154,218
Other assets	(53,103)	(39,122)
Accounts payable	4,348,862	1,138,856
Accrued expenses	1,546,042	(161,234)
Deferred revenues	1,761,545	834,600
Other current liabilities	—	—
Other noncurrent liabilities	—	35,902

Net cash used in operating activities	(1,199,155)	(7,671,659)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,323,859)	(1,296,990)
Proceeds from sale of equipment	—	2,226
Purchase of equipment under operating leases	(341,642)	(3,008,699)
Purchase of technology license	(1,235,000)	—
Purchase of marketable securities	(3,990,892)	(6,469,220)
Proceeds from maturities of marketable securities	6,980,057	4,466,946

Net cash provided by (used in) investing activities	88,664	(6,305,737)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	—
Net proceeds from the exercise of stock options	143,366	14,442
Payments for deferred offering costs	(1,398,662)	—
Proceeds from issuance of long-term debt	898,956	1,074,996
Principal payments on long-term debt	(371,608)	(870,679)

Net cash provided by (used in) financing activities	(727,948)	218,759

Net decrease in cash and cash equivalents	$(1,838,439)	$(13,758,637)
Cash and cash equivalents—beginning of year	8,903,715	24,021,305

Cash and cash equivalents—end of period	$7,065,276	$10,262,668

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$123,664	$147,816

Cash paid during the year for income taxes	$26,260	$23,550

Supplemental Disclosures of Noncash Transactions:

During the nine months ended September 30, 2004 and 2003, the Company recorded accretion of $44,845 to the redemption value of redeemable convertible preferred stock.

See accompanying notes to financial statements.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

1. Basis of Presentation

The information set forth in these financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, is unaudited and includes the accounts of IntraLase Corp. (the “Company”). The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted, in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements.

The information contained in these interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2003 contained in the Company’s final prospectus filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission on October 7, 2004.

2. Significant Accounting Policies

Revenue Recognition—In the normal course of business, the Company generates revenue through the sale and rental of lasers, the sale of per procedure disposable patient interfaces and maintenance services. Revenue related to sales of the Company’s products and services is recognized as follows:

Laser revenues: Revenues from the sale or lease of lasers are recognized at the time of sale or at the inception of the lease, as appropriate. For laser sales that require the Company to install the product at the customer location, revenue is recognized when the equipment has been delivered, installed and accepted at the customer location. For laser sales to a distributor whereby installation is the responsibility of the distributor, revenue is recognized when the laser is shipped and title has transferred to the distributor. The Company does not allow customers, including distributors, to return any products. Revenues from lasers under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis over 36 to 39 months.

Per Procedure Disposable Patient Interface revenues: Per procedure disposable patient interface revenue is recognized upon shipment to the customer and when the title has passed in accordance with sales terms. The Company does not allow customers to return product.

Maintenance revenues: Maintenance revenues are derived primarily from maintenance contracts, which the Company began selling in 2003, on the Company’s laser systems sold to customers. Prepaid maintenance expenses are deferred and recognized on a straight line basis over the term of the contracts, generally 12 months. A substantial portion of the Company’s products are sold with a one year maintenance agreement for which the Company defers an amount equal to its fair value. To the extent the Company determines revenues associated with a specific maintenance contract are not sufficient to recover the estimated costs to provide such maintenance services, the Company accrues for such excess costs upon identification of the associated embedded loss. To date, these embedded losses have been insignificant.

Revenue Recognition under Bundled Arrangements: The Company sells most of its products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual arrangements typically include the laser and maintenance for which the customer pays a single negotiated price for all elements with separate prices listed in the multiple element customer contracts. Such separate prices may not always be representative of the fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Revenues under bundled arrangements are allocated based upon the residual method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company’s revenue allocation to the deliverables begins by allocating revenues to the maintenance service, and second by allocating revenue to the laser.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

There is reliable third-party and entity-specific evidence of the fair value of the maintenance service, and the residual method is used to allocate the arrangement consideration to the delivered item (the laser). Fair value evidence consists of amounts charged for annual renewals of maintenance agreements by the Company, which are required for the customer to continue using the laser, prices the Company’s third party distributors charge their customers and amounts charged for maintenance by excimer laser manufacturers, for which maintenance may be different than the maintenance on the Company’s lasers.

Stock-Based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based awards to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) in annual financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the three and nine months ended September 30, 2004 and 2003 below.

SFAS No. 123 requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method in accounting for employee stock-based awards. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock-option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life, 60 months; no stock volatility (88 to 89% volatility for grants since June 2004); risk-free interest rates averaging 3.2%; no dividends during the expected term; and forfeitures are recognized as they occur.

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards, net loss would have increased as follows for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders as reported	$(3,163,433)	$(2,658,660)	$(7,143,584)	$(9,708,868)
Add: Stock—based employee compensation expense included in reported net loss	527,136	39,062	1,095,894	86,387
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(821,261)	(66,566)	(1,571,935)	(163,635)

Pro forma net loss applicable to common stockholders	$(3,457,558)	$(2,686,164)	$(7,619,625)	$(9,786,116)

Pro forma net loss per share applicable to common stockholders—basic and diluted	$(1.49)	$(1.29)	$(3.36)	$(4.70)

Net Loss Applicable to Common Stockholders—Net loss applicable to common stockholders for the periods presented has been calculated by adding to the net loss the accretion to the redemption value of redeemable convertible preferred stock.

Net Loss per Share Applicable to Common Stockholders—Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed giving effect to all common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock, if dilutive.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss applicable to common stockholders	$(3,163,433)	$(2,658,660)	$(7,143,584)	$(9,708,868)

Denominator:
Weighted-average common stock outstanding	2,342,792	2,220,556	2,297,013	2,217,971
Less: weighted-average shares subject to repurchase	(29,846)	(135,111)	(29,846)	(135,111)

Total weighted-average number of shares used in computing net loss per share applicable to common stockholder—basic and diluted	2,312,946	2,085,445	2,267,167	2,082,860

The following outstanding options to purchase common stock, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options to purchase common stock	5,660,839	4,943,539	5,660,839	4,943,539
Redeemable convertible preferred stock	16,797,103	16,797,103	16,797,103	16,797,103
Warrants	39,514	39,514	39,514	39,514

Included in the calculation of net loss attributable to common stockholders is accretion to redemption value of $14,948 and 44,845 for the three and nine months ended September 30, 2004 and 2003, respectively, related to the issuance of the Company’s redeemable convertible preferred stock.

Pro Forma Net Loss per Share—Upon closing the Company’s initial public offering on October 13, 2004, each share of the outstanding redeemable convertible preferred stock converted into shares of common stock. Pro forma net loss per share – basic and diluted reflects the conversion of all of the outstanding shares of redeemable convertible preferred stock into shares of common stock.

A reconciliation of the numerator and denominator used in the calculation of pro forma net loss per share – basic and diluted for the three and nine months ended September 30, 2004 and 2003 follows:

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Numerator:
Net loss	$(3,148,485)	$(7,098,739)

Denominator:
Weighted—average common stock outstanding	2,342,792	2,297,013
Plus: conversion of redeemable convertible preferred stock	16,797,103	16,797,103
Plus: Shares issued in initial public offering	7,295,447	7,295,447
Less: weighted average shares subject to repurchase	(29,846)	(29,846)

Total weighted—average number of shares used in computing pro forma net loss per share—basic and diluted	26,405,496	26,359,717

Pro Forma Balance Sheet Information—The Company’s initial public offering of its common stock, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in the sale of 7,295,447 shares of common stock, net proceeds of $84.3 million and the conversion of all outstanding preferred stock into 16,797,103 shares of common. The accompanying pro forma information gives effect to the conversion of all outstanding shares of preferred stock into common stock immediately prior to the closing of this offering.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

Comprehensive Loss—There was no difference between comprehensive loss and net loss for the three and nine months ended September 30, 2004 and 2003.

Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: producing and selling products and procedures to improve people’s vision through laser vision correction. The Company’s entire revenue and profit stream is generated through this segment.

The following table summarizes revenues by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
United States	$11,130,118	$5,678,494	$29,653,438	$13,177,536
Asia Pacific	1,779,662	843,000	3,223,036	1,644,859
Europe	2,177,625	—	4,794,157	—
Other	405,924	24,000	3,134,392	273,000

	$15,493,329	$6,545,494	$40,805,023	$15,095,395

Substantially all of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements—In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and in December 2003, issued FIN 46(R) (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB 51. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by a the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. The adoption of FIN 46 and FIN 46(R) did not have a material impact on the Company’s financial condition or results of operations, because the Company has no interest in variable interest entities.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity or temporarily, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial condition or results of operations.

3. Revenues

Revenues from product sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Laser revenues	$8,553,121	$3,438,365	$21,696,394	$7,900,938
Per procedure disposable patient interface revenues	5,729,870	2,605,995	16,063,848	6,302,519
Maintenance revenues	1,210,338	501,134	3,044,781	891,938

	15,493,329	$6,545,494	$40,805,023	$15,095,395

4. Inventories

Inventories are as follows:

	September 30, 2004	December 31, 2003
Raw materials	$3,727,586	$3,309,078
Work-in-process	3,364,462	2,288,566
Finished goods	2,207,852	1,304,850

	9,299,900	6,902,494
Less reserve for obsolescence	(963,405)	(635,521)

	$8,336,495	$6,266,973

Amounts charged to income for excess and obsolete inventories were $433,000 and $383,000 for the nine months ended September 30, 2004 and 2003, respectively.

5. Purchase of Technology

On July 15, 2004, the Company entered an agreement to acquire a fully-paid royalty-free irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for aggregate consideration of $2,000,000. The consideration was payable as follows: $1,235,000 payable upon consummation in July 2004 and three quarterly installments of $255,000, commencing 90 days subsequent to consummation. Any amounts due under this agreement were due within 15 days subsequent to the effective date of the initial public offering of the Company’s common stock. Upon closing this agreement on July 15, 2004 the Company recorded a charge of $765,000, which is included within research and development expenses for the three and nine months ended September 30, 2004, related to the settlement of the contract disputes and capitalized $1,235,000, which is included within total long-term assets at September 30, 2004, associated with acquired licenses in accordance with the terms of the agreement. The remaining $765,000 was paid to the University of Michigan on October 19, 2004, subsequent to the completion of the Company’s initial public offering of common stock.

6. Commitment and Contingencies

Indemnities and Guarantees—During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include (i) certain real estate leases, under which the Company may be required to indemnify property owners for general liabilities; and

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

(ii) certain agreements with the Company’s officers; under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship; (iii) certain agreements with its customers in which the Company provides intellectual property indemnities; and (iv) certain agreements with licensors, under which the Company indemnifies the party granting the license against claims, losses and expenses arising out of the manufacture, use, sale or other disposition of the products the Company manufactures using the licensed technology or patents. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to, nor does it expect to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Employment Agreement—In April 2003, the Company entered into an employment agreement with the Chief Executive Officer of the Company that calls for minimum annual payments at a rate of $450,000, effective with the initial public offering, plus reimbursement for certain expenses. The employment agreement has a three year term.

Litigation—The Company is currently involved in litigation with Escalon Medical Corp., tentatively set for trial in May of 2005. On June 10, 2004, the Company received notice from Escalon of its intent to terminate a license agreement with the Company unless the Company paid in full certain royalties which Escalon believes the Company owes under the license agreement. Escalon seeks payment of approximately $645,000 in additional royalties and other expenses, and seeks additional royalties for future periods that would, if Escalon prevailed on all aspects of their claims, represent an increase in the royalties paid to them by approximately one percent of revenues, and a subsequent one percent reduction in the Company’s future gross margins and operating profits. On June 21, 2004, the Company filed a complaint for declaratory relief and a preliminary injunction and a temporary restraining order to prevent Escalon from terminating the Company’s license agreement until the court rules.. Escalon subsequently agreed to stipulate to the temporary restraining order to prevent an immediate termination of the license agreement until a preliminary injunction hearing. On October 29, 2004, the court accepted a second stipulation by the parties to waive the preliminary injunction hearing. This second stipulation precludes Escalon from declaring a breach on this dispute pending a trial. The Company believes that it will prevail or resolve this dispute in a manner that will not have a material adverse effect on its business, financial condition and results of operations.

On August 23, 2004, the United States Patent Office (PTO) granted a request for re-examination with respect to U.S. Patent RE 37,585, one of the four U.S. patents licensed to the Company by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. Re-examination may result in the scope of protection and rights provided by the patent license being lost or narrowed. In addition, a protest has been filed against a divisional application which is licensed to us by the University of Michigan and is based on U.S. Patent RE 37,585. If the University of Michigan’s divisional application is denied, the Company’s rights under the new Michigan license will remain the same and the Company expects there will be no material adverse effect on its business. The irrevocable license the Company acquired and the payment the Company made pursuant to the July 15, 2004 license agreement will not be affected by the granting of re-examination, regardless of the outcome of such re-examination. Although the Company believes that the intellectual property covered by the patent subject to the re-examination is important to its business, if this patent is invalidated there will be no effect on its ability to sell its products. However, invalidation of this patent might allow others to market competitive products that would have infringed the patent had the patent still been valid.

The Company is also currently involved in other litigation incidental to its business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the Company’s financial statements.

7. Debt

On September 29, 2004, the Company amended its revolving line of credit agreement. The amended agreement modified covenants pertaining to maximum net loss and a minimum quick ratio to be maintained by the Company. The line of credit allows for maximum borrowing of $3.5 million, with a $1.0 million sub-limit to secure a separate revolving line of credit. At September 30, 2004, there were no outstanding balances under the line. The line of credit has a variable interest rate equal to 1.0% above the bank’s prime rate (5.75% at September 30, 2004) and matures December 31, 2004. The Company was in compliance with these covenants at September 30, 2004. In October 2004, the Company paid its remaining bank debt of $1.3 million in full.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

8. Stockholders Deficit

Stock Option Activity—A summary of the Company’s stock option activity for the nine months ended September 30, 2004 follows:

	Shares Under Option	Weighted Average Exercise Price	Exercisable at End of Period	Weighted Average Exercise Price
Outstanding—January 1, 2004	5,014,893	$1.93	1,605,654	$1.38
Granted (weighted-average fair value of $4.16)	1,083,528	$7.84
Forfeited	(111,212)	$1.29
Exercised	(326,370)	$1.82

Outstanding—September 30, 2004	5,660,839	$3.07	2,510,581	$1.74

During the nine months ended September 30, 2004, in connection with the grant of various stock options to employees, the Company recorded deferred stock-based compensation of $3,176,241, representing the difference between the exercise price and the estimated market value of the Company’s common stock on the date such stock options were granted. Deferred stock-based compensation is included as a component of stockholders’ deficit and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Additionally, during the nine months ended September 30, 2004, in connection with stock options granted to non-employees subject to remeasurement, the Company recorded an additional $2,574,457 of deferred stock-based compensation. Options granted to non-employees are accounted for under variable accounting in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under variable accounting, the market value of the underlying common stock is remeasured during each reporting period and the excess of the fair value over the option exercise price is charged to operations ratably over the remaining period in which the awards vest. The Company recorded stock-based compensation expense of $2,402,818 and $221,566 for the nine months ended September 30, 2004 and September 30, 2003, respectively, associated with employee performance-based, employee time-based and nonemployee stock-option awards. As of September 30, 2004, $1,599,000 of deferred compensation is subject to periodic remeasurement.

During the twelve month period ended September 30, 2004, the Company granted stock options to employees with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value per Share	Weighted Average Intrinsic Value per Share
December 31, 2003	91,093	$2.87	$2.87	—
March 31, 2004	80,991	$3.14	$3.14	—
June 30, 2004	711,147	$6.37	$10.07	$4.85
September 30, 2004	291,390	$12.73	$12.73	—

The intrinsic value per share is being recognized as compensation expense over the applicable vesting period.

Changes in Capitalization—On June 25, 2004, the Company’s Board of Directors approved the following:

Subject to stockholder approval and filing of a Certificate of Amendment to the Company’s Certificate of Incorporation, a 1-to-0.721528 reverse stock split of the Company’s outstanding common stock. All share, per share and conversion amounts relating to common stock, mandatorily redeemable convertible preferred stock and stock options included in the accompanying financial statements and footnotes have been restated to reflect the reverse stock split, which was consummated on July 12, 2004;

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

Upon the completion of the Company’s initial public offering on October 13, 2004:

(i). an increase in the authorized number of common shares to 45,000,000 and the creation of preferred stock for which the Board of Directors may designate the rights, preferences and privileges;

(ii). the creation of the 2004 Stock Incentive Plan with a reserve of 3,607,640 shares of common stock; and

(iii). the creation of the Employee Stock Purchase Plan with a reserve of 721,528 shares of common stock. The purchase price of the common stock under the Employee Stock Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the start of the offering period or on the purchase date, whichever is less. The Employee Stock Purchase Plan will be implemented by six month offering periods with purchase occurring each November 1 and May 1, provided that the first offering period commenced on October 6, 2004, the effective date of the Company’s initial public offering. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions that may not exceed the lesser of 20% of any employee’s compensation, or $25,000 during any calendar year. In addition, no employee may purchase more than 3,608 shares of common stock on any purchase date.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined within the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or implied. Those risks and uncertainties include, but are not limited to: the degree of continued acceptance of LASIK surgery; general economic conditions; changes in federal tax laws governing the ability of potential LASIK patients to use pre-tax dollars to pay for LASIK surgery; the scope of government regulation applicable to our products; the extent of adoption of our product offering by LASIK surgeons; patients’ willingness to pay for LASIK surgery; our ability to compete against our competitors; the occurrence and outcome of product liability suits against us; our ability to adequately protect our intellectual property; whether we become subject to claims of infringement or misappropriation of the intellectual property rights of others; the continued availability of supplies from single-source suppliers and manufacturers of our key laser components; the ability of our managers, operations and facilities to manage our growth; the success of our expansion into markets outside the United States; whether we lose any of our key executives or fail to attract qualified personnel; or if our new products or applications fail to become commercially viable.

Certain of these risks and uncertainties, in addition to other risks, are more fully described under “Factors that May Affect Results of Operations and Financial Condition” contained elsewhere herein and in our final 424(b)(4) prospectus, as filed with the Securities and Exchange Commission on October 7, 2004.

Overview

Background

We are a medical device company focused on the design, development and marketing of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is used to create the corneal flap in the first step of LASIK surgery. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our INTRALASE® FS laser, our IntraLASIK® software and our per procedure disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003. In the three months ended September 30, 2004, we captured approximately 15% of the U.S. market for LASIK corneal flap creation.

Our quarterly laser sales or leases, cumulative lasers installed and per-procedure patient interface units in 2002, 2003 and 2004 by territory were as follows:

	2002				2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Laser Sales/Leases Per Quarter
US	8	8	7	12	4	20	12	21	12	19	18
International	—	—	—	—	1	2	2	5	5	11	9

Total Placements	8	8	7	12	5	22	14	26	17	30	27

Cumulative Lasers Installed
US	12	20	27	39	43	63	75	96	108	127	145
International	—	—	—	—	1	3	5	10	15	26	35

Total Lasers Installed	12	20	27	39	44	66	80	106	123	153	180

Per-procedure Patient Interface Units Sold
US	3,870	5,240	8,966	11,586	15,406	18,648	21,504	24,552	37,528	41,832	40,431
International	—	—	—	—	80	560	660	2,820	3,566	6,590	9,496

Total Per-procedure Patient Interface Units Sold	3,870	5,240	8,966	11,586	15,486	19,208	22,164	27,372	41,094	48,422	49,927

Since inception we have been unprofitable. We incurred net losses applicable to common stockholders of approximately $15.8 million in 2001, $12.0 million in 2002, $12.0 million in 2003 and $7.1 million in the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $60.3 million. Our pro-forma stockholders’ equity after our initial public offering of common stock is $103.2 million.

Initial Public Offering of Common Stock

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $84.3 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The net proceeds included the payment of estimated expenses for the initial public offering of $1.4 million, the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000 due within 15 days of the initial public offering. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock. Had the initial public offering occurred on September 30, 2004 cash, cash equivalents and marketable securities, total stockholders’ equity and total shares outstanding would have been $91.4 million, $103.2 million and 26,436,699 shares respectively, after underwriting fees, offering expenses, repayment of debt and commitments due upon the close of the offering.

Revenues

We generate revenues primarily from the sale or lease of our INTRALASE® FS laser and the sale of our per procedure disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Units	Revenue	Units	Revenue	Units	Revenue	Units	Revenue
INTRALASE® FS laser	27	$8,553,121	14	$3,438,365	74	$21,696,394	41	$7,900,938
Per procedure disposable patient interface	49,927	5,729,870	22,164	2,605,995	139,443	16,063,848	56,858	6,302,519
Product maintenance	—	1,210,338	—	501,134	—	3,044,781	—	891,938

Total revenues		$15,493,329		$6,545,494		$40,805,023		$15,095,395

We target the most active LASIK surgery practices in the United States and in key international markets to adopt our product offering in order to generate recurring business from our per procedure disposable patient interfaces. We expect that, even with increased sales and leases of our INTRALASE® FS laser, repeat revenues from the higher gross margin per procedure disposable patient interfaces will continue to increase as a percentage of our total revenues, which will, in turn, drive higher overall gross margin.

Terms of Sale and Revenue Recognition

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases with certain high-volume customers, either directly or through third-party financing companies. Leases typically have terms of 36 to 39 months, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or by fiscally-sound third-party financing companies upon acceptance by our customers, however, in selected instances we will extend terms to third party financing companies or well established corporate customers, primarily to adhere to the customer’s internal payment processes. No customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2004 and September 30, 2003.

Outside the United States, we sell to our international distributors and, in selected instances, directly to LASIK surgery practices. Payment terms are cash in advance or irrevocable letter of credit.

For the nine months ended September 30, 2004, 80% of our new laser sales or leases were sales, representing 97% of our total laser revenues, and 20% were operating leases, representing 3% of our total laser revenues. In comparison, during the same period of 2003, the first year in which we began leasing lasers, 61% of our new laser sales or leases were sales, representing 93% of our total laser revenues, and 39% were operating leases, representing 7% of our total revenues.

•	Revenue recognition. For the lasers we sell directly, we recognize revenue when the equipment has been delivered, installed and accepted at the customer location. Revenues from our leased lasers are recognized ratably over the term of the lease, commencing immediately after the laser is installed and accepted by the customer. For laser sales through a distributor, revenues are recognized when the laser is shipped and title has transferred to the distributor.

Per procedure disposable patient interface

•	Terms of sale. Our customers order per procedure disposable patient interfaces directly from us as needed. In the United States, payment is typically due 30 days after shipment and the per procedure disposable patient interface is non-refundable. A small percentage of our U.S. customers have agreed to a minimum monthly purchase requirement for per procedure disposable patient interfaces. International customers pay for their per procedure disposable patient interfaces cash in advance or by irrevocable letter of credit.

•	Revenue recognition. Revenue from the sale of our per procedure disposable patient interfaces is recognized upon shipment, and when title has passed in accordance with sales terms. The Company does not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for sales outside the United States. Where we provide maintenance, maintenance agreements are renewable annually and are required at all times for the continued use of our laser. Prior to 2003, when we sold our lasers we would establish a provision for warranty expense for related maintenance. Commencing in 2003 and in conjunction with establishing an annual maintenance program for our lasers, we began deferring the fair value of the maintenance agreement and amortizing the deferred maintenance amounts over the twelve-month maintenance period. As a result, in 2003 our deferred revenues increased while our accrued expenses associated with warranty decreased.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance agreement.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of September 30, 2004, we had sold or leased 145 lasers in the United States and we had sold 35 internationally, primarily in the Asia-Pacific region, Europe and the Middle East. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our gross margin.

Seasonality

Lasers. Sales and leases of our lasers are seasonal. The second and fourth calendar quarters are typically stronger than the first and third calendar quarters. Two of the largest ophthalmology shows for refractive surgeons, the American Society of Cataract and Refractive Surgery, or ASCRS, and the American Academy of Ophthalmology, or AAO, are held in the second and fourth quarters, leading prospective customers to delay purchases in the first and third quarters until they have an opportunity to attend the shows, visit with us and attend lectures and symposiums on our product offering. In addition, tax incentives typically help to drive U.S. capital equipment spending higher in the fourth quarter. Sales and leases of our lasers in the third quarter are generally slower as surgeons in the United States and internationally typically take increased vacation time during the summer.

Per procedure disposable patient interfaces. Sales of our per procedure disposable patient interfaces are also seasonal. The first quarter typically shows an increase in volume in the United States. We believe this is because many potential LASIK patients in the United States access annual funding accounts established under Internal Revenue Code Section 125 pre-tax medical savings plans, or cafeteria plans, to purchase LASIK surgery, as LASIK surgery is not generally paid for through insurance programs or government reimbursement. The second and fourth quarter do not show any significant seasonal change. However, procedure volume is slower during the third quarter, as surgeons in the United States and internationally typically take increased vacation time during the summer.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	54.9	64.2	58.0	68.5

Gross margin	45.1	35.8	42.0	31.5
Operating expenses:
Research and development	24.3	36.5	22.0	45.4
Selling, general and administrative	41.1	40.0	37.4	50.4

Total operating expenses	65.4	76.5	59.4	95.8

Loss from operations	(20.3)	(40.7)	(17.4)	(64.3)
Interest and other income (expense), net	0.0	0.4	0.1	0.4

Loss before provision for income taxes	(20.3)	(40.3)	(17.3)	(63.9)
Provision for income taxes	0.0	0.1	0.1	0.1

Net loss	(20.3)	(40.4)	(17.4)	(64.0)
Accretion of preferred stock	(0.1)	(0.2)	(0.1)	(0.3)

Net loss applicable to common stockholders	(20.4)%	(40.6)%	(17.5)%	(64.3)%

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues

Total revenues increased to $15.5 million for the three months ended September 30, 2004 from $6.5 million for the three months ended September 30, 2003. The increase was attributable to continued market acceptance of our product offering and our expansion into international markets, primarily in the Asia-Pacific region, Europe and the Middle East, which we began in the second half of 2003. During the three months ended September 30, 2004, we sold or leased 27 lasers and generated $8.6 million in revenues. In comparison, during the three months ended September 30, 2003, we sold or leased 14 lasers and generated $3.4 million in revenues. The average selling price per laser sold or leased in the three months ended September 30, 2004 increased 29 percent as compared to the three months ended September 30, 2003. The average selling price per laser sold or leased in the three months ended September 30, 2004 increased primarily because more laser leases converted to sales during this period than in the comparable period a year ago. The average selling price per laser excludes the deferral of the fair value of the maintenance agreement from laser revenue, which is amortized over the twelve month warranty period as maintenance revenue, and is also effected by the mix of international distributor sales and domestic sales and the mix of laser leases versus laser sales in the US.

During the three months ended September 30, 2004, we sold 49,927 per procedure disposable patient interfaces and generated $5.7 million in revenues. In comparison, during the three months ended September 30, 2003, we sold 22,164 per procedure disposable patient interfaces and generated $2.6 million in revenues. We attribute the increase in sales of per procedure disposable patient interfaces to an increased installed base of lasers, as we entered the three month period ended September 30, 2004 with approximately 2.3 times the installed base of lasers as compared to the same period in 2003. We expect sales of our per procedure disposable patient interfaces to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers also led to an increase in our maintenance revenues to $1.2 million during the three months ended September 30, 2004, as compared to $501,000 during the three months ended September 30, 2003. We expect our maintenance revenues to continue to increase as the installed base of lasers increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 45% for the three months ended September 30, 2004 from 36% for the comparable period in 2003. Costs of goods sold consists of material, labor, overhead and royalty payments to licensors of patents relating to our product offering. Costs of goods sold, as a percentage of total revenues, decreased due to higher average selling prices for our laser, lower royalty expenses on our laser due to lower amortization costs for our fully-paid license fees as compared to the royalties previously paid to the University of Michigan and lower per unit labor and overhead costs for both our laser and our per-procedure disposable patient interface in the three months ended September 30, 2004 as compared to the prior year period. Per unit labor and overhead costs were lower as an increase in the number of lasers sold or leased and an increase in the number of per procedure disposable patient interfaces sold resulted in volume discounts for material components, lower fixed overhead costs per unit, and laser engineering changes to reduce vendor material costs.

We expect our overall gross margin to fluctuate quarterly depending on the percentage of total revenues from lasers as compared to the percentage of total revenues from our per procedure disposable patient interfaces, as the gross margin from per procedure disposable patient interfaces is significantly higher than the gross margin from lasers. In addition, we expect our overall gross margin to fluctuate due to a shift in the mix of laser sales or leases in the US and the mix between higher gross margin direct sales in the United States and lower gross margin distributor sales internationally. We expect revenues from per procedure disposable patient interfaces to increase as a percentage of total revenues as our installed base of lasers grows, thereby improving our overall gross margin.

During the three months ended September 30, 2004, we experienced a negative gross margin of $95,000 associated with our maintenance services. This negative gross margin stems from our investment in personnel and training for such personnel in anticipation of growth we expect to experience in our installed base of lasers during the last half of 2004. We anticipate our maintenance services will earn a positive gross margin during the last three months of the fiscal year ending December 31, 2004 and in 2005.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses totaled $3.8 million for the three months ended September 30, 2004 and $2.4 million for the three months ended September 30, 2004. This increase resulted from a $765,000 expensed portion of converting a royalty agreement to a fully-paid royalty-free technology license from the University of Michigan, increased expenses for stock based compensation of $249,000, $194,000 for personnel costs primarily for additional research and development employees, increased legal fees associated with our intellectual property and licensing agreements of $139,000, and increased depreciation expense of $119,000 on higher fixed assets, offset in part by lower regulatory-related expenses of $50,000.

Although we expect research and development expenses to continue to fall as a percentage of our revenues we expect that the dollar amount of our research and development expenses will continue to increase between 10% to 20% each year as we continue to develop, enhance and commercialize new and existing products and applications. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology and human resources. Selling, general and administrative expenses increased to $6.4 million for the three months ended September 30, 2004 from $2.6 million for the three months ended September 30, 2003. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $1,359,000; higher marketing, advertising, promotion and event costs of $671,000, higher personnel costs primarily for the addition of international sales and sales support personnel totaling $487,000, an increase in stock based compensation of $481,000, increases in commissions paid to sales representatives on higher sales totaling $447,000, and increased facility-related expenses of $182,000.

We expect sales and marketing expenses to increase in the future, both absolutely and as a percentage of revenues, as a result of continued growth in our sales infrastructure to support projected growth in revenues and continued international expansion. In addition, we expect general and administrative costs to increase due to the increased costs of being a public company.

Stock-Based Compensation

Over the next several years, we will incur non-cash expenses for employee stock-based compensation, decreasing quarterly, for stock options determined to have been issued at less than estimated fair value. In addition, we expect to incur stock-based compensation expenses, primarily for options granted to non-employees, that may decrease or increase quarterly, depending upon future fluctuations in our stock price. See “—Critical Accounting Policies—Stock-Based Compensation.”

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues

Total revenues increased to $40.8 million for the nine months ended September 30, 2004 from $15.1 million for the nine months ended September 30, 2003. The increase was attributable to continued market acceptance of our product offering and our expansion into international markets, primarily in the Asia-Pacific region, Europe and the Middle East, which we began in the second half of 2003. During the nine months ended September 30, 2004, we sold or leased 74 lasers and generated $21.7 million in revenues. In comparison, during the nine months ended September 30, 2003, we sold or leased 41 lasers and generated $7.9 million in revenues.

During the nine months ended September 30, 2004, we sold 139,443 per procedure disposable patient interfaces and generated $16.1 million in revenues. In comparison, during the nine months ended September 30, 2003, we sold 56,858 per procedure disposable patient interfaces and generated $6.3 million in revenues. We attribute the increase in sales of per procedure disposable patient interfaces to an increased installed base of lasers, as we entered the nine month period ended September 30, 2004 with approximately 2.5 times the installed base of lasers as compared to the same period in 2003. We expect sales of our per procedure disposable patient interfaces to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers also led to an increase in our maintenance revenues to $3.0 million during the nine months ended September 30, 2004, as compared to $892,000 during the nine months ended September 30, 2003. We expect our maintenance revenues to continue to increase as the installed base of lasers increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 42% for the nine months ended September 30, 2004 from 31% for the comparable period in 2003. Costs of goods sold, as a percentage of total revenues, decreased due to higher average selling prices for our laser, lower royalty expenses on our laser due to lower amortization costs for our licensing fees as compared to the royalties previously paid to the University of Michigan and lower per unit labor and overhead costs for both our laser and our patient interface in the nine months ended September 30, 2004 as compared to the prior year period. Per unit labor and overhead costs were lower as an increase in the number of lasers sold or leased and an increase in the number of per procedure disposable patient interfaces sold resulted in volume discounts for material components, lower fixed overhead costs per unit, and laser engineering changes to reduce vendor material costs.

Research and Development

Research and development expenses totaled $9.0 million for the nine months ended September 30, 2004 and $6.8 million for the nine months ended September 30, 2004. This increase resulted from increased expenses for stock based compensation of $842,000, a $765,000 expensed portion of converting a royalty agreement to a full-paid royalty free technology license from the University of Michigan, $229,000 in increased depreciation expense on higher fixed assets, increased legal fees associated with our intellectual property and licensing agreements of $228,000, increased expenses of $117,000 for regulatory and quality costs incurred in connection with obtaining our ISO EN 13485 certification and CE mark in the first quarter of 2004.

Selling, General and Administrative

Selling, general and administrative expenses increased to $15.3 million for the nine months ended September 30, 2004 from $7.6 million for the nine months ended September 30, 2004. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $2.2 million, an increase in stock based compensation of $1.2 million, higher marketing, advertising, promotion and event costs of $1.1 million, higher personnel costs primarily for the addition of international sales and sales support personnel totaling $1.0 million, and increases in commissions paid to sales representatives on higher sales totaling $945,000.

Liquidity and Capital Resources

General

We require capital principally for operating our business, working capital and capital expenditures for both the fixed assets used in our business and the revenue-generating assets under our operating leases. Our capital expenditures for fixed assets consist primarily of capitalization of our lasers for use in manufacturing and developing our product offering, and information technology infrastructure and equipment used to support the growth of our business. Our capital expenditures for revenue-generating assets consist of the capitalization of lasers under operating leases. Working capital is required principally to finance accounts receivable and inventory.

To date, our operations have been funded primarily with proceeds from the issuance of our preferred stock. Cumulative net proceeds from issuances of our preferred stock totaled $73.1 million as of September 30, 2004. In addition, we received government sponsored research grants from inception through 2002, amounting to $2.2 million, cumulatively. From 2001 through September 30, 2004, we generated cumulative gross profit from sales of our product offering of $29.8 million. We have financed purchases of equipment and leasehold improvements through our equipment advance facility. As of September 30, 2004, the outstanding balance under our equipment advance facility was $1.3 million with interest rates on our borrowings of 5.5% to 5.75% and with maturity dates through 2007.

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $84.3 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The net proceeds included the payments of estimated expenses for the initial public offering of $1.4 million, the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000 due within 15 days of the initial public offering. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock. Had the initial public offering occurred on September 30, 2004 cash, cash equivalents and marketable securities, total stockholders’ equity and total shares outstanding would have been $91.4 million, $103.2 million and 26,436,699 shares respectively, after underwriting fees, offering expenses, repayment of debt and commitments due upon the close of the offering. The equipment advance facility described above was paid in full subsequent to the completion of our initial public offering.

We believe that our current cash and cash equivalents, excluding the proceeds to us from the initial public offering, together with our marketable securities, cash expected to be generated from sales of our product offering and our ability to draw down on our secured revolving line of credit, would have been sufficient to meet our projected operating requirements for at least the next 12 months. We believe that we will need the proceeds to us from the offering or to become profitable on a continuing basis in order to sustain and grow our operations in periods extending beyond 12 to 24 months after September 30, 2004.

Cash, cash equivalents and marketable securities decreased to $7.1 million at September 30, 2004 from $8.9 million at December 31, 2003. This decrease was primarily due to a net loss of $7.1 million in the nine months ended September 30, 2004, of which $4.3 million was for non-cash depreciation, amortization, stock-based compensation expenses and net changes in other cash flow activities.

Net cash used in operating activities decreased to $1.2 million in the nine months ended September 30, 2004 from $7.7 million in the nine months ended September 30, 2003. The improvement of $6.5 million was due to a reduction of our net loss by $2.6 million, an increase in non-cash expenses for depreciation, amortization and stock-based compensation of $2.7 million, an increase in accounts payable of $3.2 million, an increase in accrued expenses of $1.7 million and an increase in deferred revenues of $927,000, offset in part by an increase in inventories of $2.2 million and an increase in accounts receivable of $2.1 million. Accounts payable, accrued expenses, accounts receivable and inventories increased as the size of our business, measured by revenues, more than doubled in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in higher balances. Deferred revenues increased more in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, as at September 30, 2004 we had more prepaid operating leases and deferred maintenance than at September 30, 2003.

Net cash provided by investing activities was $89,000 in the nine months ended September 30, 2004 as compared to $6.3 million used in the nine months ended September 30, 2003. This increase was due to a reduction in the purchase of equipment under operating leases of $2.7 million as eight fewer operating leases were entered into during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, as well as a reduction in the purchase of marketable securities of $2.5 million and an increase in proceeds from marketable securities caused by our lower overall cash and cash equivalent balances at September 30, 2004 as compared to September 30, 2003. These reductions in cash used for investing activities were offset by a purchase of a $1.2 million technology license in the nine months ended September 30, 2004.

Net cash flow used in financing activities was $728,000 in the nine months ended September 30, 2004 as compared to a $219,000 provision of cash in the nine months ended September 30, 2003. This decrease was primarily due to payments for deferred offering costs of $1.4 million partially offset by additional net borrowings under our loan agreements of $323,000.

Accounts Receivable

Our accounts receivable days sales outstanding were 48 days at September 30, 2004 and 35 days at December 31, 2003. Our laser sales are typically on the basis of cash in advance, however, in selected instances we will extend terms to third party financing companies or well established corporate customers, primarily to adhere to the customer’s internal payment processes, and our per procedure disposable patient interfaces are typically sold for terms net 30 days from shipment. Accounts receivable days sales outstanding increased to 48 days at September 30, 2004 as we granted credit terms on laser sales to one large corporate customer and one regional corporate customer. All of these receivables have been paid as of the date of this filing. We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. On that basis, allowance for doubtful accounts as a percentage of gross accounts receivable was 2.0% and 2.7% at September 30, 2004 and December 31, 2003, respectively. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. As revenues from our per procedure disposable patient interface increase as a percentage of total revenues, we expect days sales outstanding to increase as we grant payment terms of a longer duration on these revenues than we do on our laser sales. As per procedure disposable patient interface revenues increase, we will be exposed to an increased risk of not receiving payment on time for a portion of our sales. In addition, as the percentage of our revenues with longer credit terms increase, we will need to have greater capital resources to fund the increase in accounts receivable outstanding. Payment terms for our sales outside the United States are currently cash in advance or irrevocable letter of credit, resulting in limited exposure to international receivables, which typically take longer to collect. In the future, were we to offer credit terms internationally as we do in the United States, our days sales outstanding would likely increase.

Debt

At September 30, 2004, we had a revolving line of credit, which allowed for maximum borrowing of $3.5 million, with a $1.0 million sub-limit to secure a separate revolving line of credit. At September 30, 2004, there were no outstanding balances under the line. The line of credit has a variable rate of interest equal to 1.0% above the bank’s prime rate (5.75% at September 30, 2004) and matures December 31, 2004.

In addition, we had an equipment advance facility, which allows for maximum borrowing of $1.9 million. The equipment advance facility has variable rates of interest equal to .75% to 1% above the bank’s prime rate, with a minimum rate of 5%. The ability to draw down against the equipment advance facility expires on December 31, 2004, however, any previous borrowings may be repaid over the remaining three-year term. As of September 30, 2004, the outstanding balance under our equipment advance facility was $1.3 million, with an interest rate on our borrowings of 5.5% to 5.75% and with maturity dates through 2007. The outstanding balance of our equipment advance facility was paid in full and the equipment advance facility was terminated with a portion of our net proceeds from our initial public offering of common stock.

Our loan and security agreement, covering both our revolving line of credit and our equipment advance facility, includes several restrictive covenants, including requirements that we meet certain operating margin goals and that we maintain a quick ratio, as defined in the loan agreement. At December 31, 2003, we exceeded our maximum net loss covenant for the year ended December 31, 2003 by 1.2%. The bank waived the requirement that we comply with this covenant for this specific period. We satisfied our financial covenants in the three months ended March 31, 2004, the three months ended June 30, 2004 and the three months ended September 30, 2004.

On September 29, 2004, we entered into amendments to our loan and security agreement revising our modified quick ratio covenant and our quarterly/annual net loss/profitability covenant for 2004 consistent with our expected financial performance due to the incurrence of non-cash stock based compensation expenses that were not anticipated when the original covenants were written. To date, we have met these amended covenants.

We plan to enter into new credit agreements in the future consistent with our business requirements.

Purchase of Technology

On July 15, 2004, we entered into an agreement to acquire a fully-paid royalty-free, irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for an aggregate consideration of $2.0 million. Of the total consideration, $1.235 million was paid and effective with the agreement and the remaining $765,000 was to be paid in three quarterly installments, with the remaining amount accelerating to within 15 days of the effective date of our initial public offering. We closed this agreement on July 15, 2004, and recorded a charge of $765,000, which is included within research and development expenses for the three and nine months ended September 30, 2004, related to the settlement of the contract disputes and capitalized $1.235 million associated with acquired licenses in accordance with the terms of the agreement. The remaining $765,000 was paid to the University of Michigan on October 19, 2004, subsequent to the completion of our initial public offering of common stock.

Contractual Obligations

The following summarizes our long-term contractual obligations as of September 30, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Operating leases	$641	$583	$58	$—	$—
Term loan (1)	1,336	1,336	—	—	—
Royalty payments (2)	812	124	361	218	109
University of Michigan—fully-paid license and settlement	765	765	—	—	—
Employment agreement with Robert Palmisano, CEO	908	507	401	—	—
Employment agreement with Randy Alexander	6	6	—	—	—

	$4,468	$3,321	$820	$218	$109

(1)	At September 30, 2004, the term loan called for payments due in periods beyond one year, but since the term loan was paid in full on October 29, 2004, it is presented here as an obligation due in less than one year.
(2)	Represents minimum annual royalties under licensing agreements which continue indefinitely unless cancelled by us.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the uncertainty of the timing and amount of our future earnings, if any. Accordingly, we have established full deferred tax asset valuation allowances as of September 30, 2004 and December 31, 2003 to reflect these uncertainties.

As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $50.1 million and $33.4 million, respectively, and federal and state tax credit carryforwards of approximately $1.3 million and $1.3 million, respectively. Federal tax credit carryforwards will begin to expire in 2004 unless previously utilized. The state credit carryforwards do not expire. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. This annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. See “Risk Factors—Risks Related to our Business—Our ability to use net operating loss carryforwards may be limited.”

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented, and we do not anticipate that it will have a material effect in the future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates including those related to bad debts, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere within this Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

For arrangements with multiple deliverables, we allocate the total revenues to each deliverable based on its relative fair value in accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and recognize revenues for each separate element as the above criteria are met.

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 2.0% and 2.7% at September 30, 2004 and December 31, 2003, respectively. The reserve, as a percentage of gross accounts receivable, decreased from December 31, 2002 to December 31, 2003 as two-thirds of the accounts identified as payment risks at December 31, 2002 brought their accounts current in 2003 and one problem account at December 31, 2002 reduced its outstanding balance, while additional identified accounts with probable risk of non-payment were minor in comparison to total accounts receivable at December 31, 2003. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $433,000 or 1.1% of total revenues for the nine months ended September 30, 2004. Inventory reserves were established in 2001 and 2002, in the introductory phases of our product offering as technical design changes and manufacturability changes made certain components obsolete. These additions to inventory reserves were used to cover inventory scrapped. Additions to the inventory reserve have diminished as the product has matured and fewer changes are made to the product to make it easier to manufacture, assemble or otherwise produce. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Stock-Based Compensation

We account for employee and director stock options and restricted stock using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock options issued to non-employees, principally individuals who provide clinical support studies, are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized over the service period.

Stock compensation expense, which is a noncash charge, results from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted as determined using the Black-Scholes valuation method. Stock compensation expense is amortized on a straight line basis over the vesting period of the underlying option, generally four years. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date. We have recorded deferred stock-based compensation representing the difference between the option exercise price and the deemed fair value of our common stock on the grant date for financial reporting purposes. We determined the deemed fair value of our common stock based upon several factors, including operating performance, liquidation preferences of the preferred stock, an independent valuation analysis, the market capitalization of peer companies and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported.

We recorded stock-based compensation charges of $2.4 million in the nine months ended September 30, 2004. From inception through September 30, 2004, we recorded amortization of deferred stock compensation of $3.2 million. At September 30, 2004, we had a total of $3.7 million remaining to be amortized over the vesting period of the stock options. We expect the total unamortized deferred stock compensation recorded for all option grants through September 30, 2004 will be amortized as follows: $539,000 during the remainder of 2004, $1.7 million during 2005, $916,000 during 2006, $339,000 during 2007 and $242,000 during 2008. As of September 30, 2004, $1,599,000 of deferred compensation is subject to periodic remeasurement.

The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which we have recorded deferred compensation are subsequently cancelled or expire, or may increase if the fair market value of our stock increases or we make additional grants of non-qualified stock options to members of our scientific advisory board or other non-employees.

Pro forma information regarding net loss applicable to common stockholders and net loss per share applicable to common stockholders is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 1 to our financial statements contained elsewhere within this Form 10-Q. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option-pricing model.

We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. Several companies have recently elected to change their accounting policies and begun to record the fair value of options as an expense. In addition, we understand that discussions of potential changes to applicable accounting standards are ongoing. If we had estimated the fair value of the options or restricted stock on the date of grant using a minimum value pricing model, and then amortized this estimated fair value over the vesting period of the options or restricted stock, our net loss would have been adversely affected. See Note 2 to our financial statements contained elsewhere within this Form 10-Q for a discussion of how our net loss would have been adversely affected.

The American Institute of Certified Public Accountants recently issued a practice aid titled “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. In accordance with recommendations set forth in this practice aid, the following sets forth information relating to our option grants during the twelve month period ended September 30, 2004.

The fair value of common stock for options granted from September 1, 2003 through September 30, 2004 was estimated contemporaneously by our board of directors, with input from management. We did not obtain contemporaneous valuations by an unrelated valuation specialist because our efforts were focused upon executing our strategic operating plan and the financial resources for doing so were limited.

Determining the fair value of our common stock requires making complex and subjective judgments. The methodology we used to value our common stock for stock option grants occurring between July 1, 2003 and April 1, 2004 was to first estimate our future expected equity value at an initial public offering based upon a multiple of the estimated twelve months forward revenues, using the forward multiples of public high growth medical device and ophthalmology companies. Second, the estimated initial public offering proceeds were deducted to arrive at an estimated future value which was discounted back to present, given the time involved and the risks related to estimated timing, the stock market in general and the risks inherent in our ability to execute our operating plans. Third, the value was then discounted to account for the preferences of our preferred stockholders, relating primarily to their redemption and liquidation rights. In late April 2004, based upon significantly improved stock market and initial public offering conditions, we began assessing with investment bankers the potential of an initial public offering of our common stock. Subsequently, we received estimated valuations from several investment bankers, along with a recommendation to commence preparing for an initial public offering. These factors caused us to reassess the estimated fair value of common stock associated with stock option grants in late April 2004. The revised fair value per common share was based upon valuation and timing information provided to us by the investment bankers. This same valuation information was used to contemporaneously value our common stock associated with stock option grants in June 2004.

As disclosed more fully in Note 8 to the financial statements contained elsewhere within this Form 10-Q, we granted stock options with weighted average exercise prices ranging from $2.87 to $12.73 during the quarterly periods in the nine months ended September 30, 2004. Also as disclosed, we determined that the weighted average fair value of our common stock increased from $2.87 to $12.73 per share during that period. For stock options issued subsequent to our initial public offering, we have issued, and plan to continue to issue, those options with exercise prices at the closing market price on the date of grant.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Finance Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2004 and December 31, 2003, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and in December 2003, issued FIN 46(R) (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB 51. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by a the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. The adoption of FIN 46 and FIN 46(R) did not have a material impact on our financial condition or results of operations, because we have no interest in variable interest entities.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity or temporarily, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 did not have a material effect on our financial condition or results of operations.

Factors that May Affect Results of Operations and Financial Condition.

Risks Related to our Industry

Our success depends upon the continued acceptance of LASIK surgery.

Our business depends upon continued market acceptance of LASIK surgery by both surgeons and patients in the United States and international markets. LASIK surgery has only been approved since 1995 and commercially available since 1996 and, to date, has penetrated less than 7% of the eligible U.S. population. We believe that if market acceptance of LASIK surgery declines, demand for our product offering by LASIK surgery practices and potential patients will decline, resulting in a decrease in our revenues.

Some consumers may choose not to undergo LASIK surgery due to concerns with the safety and efficacy of an elective surgery in general or the LASIK procedure in particular, due to concerns about price or due to their belief that improved technology or alternative methods of treatment will be available in the near future. LASIK surgery itself can result in potential complications and side effects, such as post-operative discomfort, unintended over- or under- corrections, disorders in corneal healing, undesirable visual sensations caused by bright lights such as glare or halos and dry eye.

Should either the ophthalmic community or the general population turn away from LASIK surgery as an alternative to existing methods of treating refractive vision disorders, or if future technologies replace LASIK surgery, these developments would have a material adverse effect on our business, financial condition and results of operations.

Weak or uncertain economic conditions could adversely affect demand for our product offering.

Because LASIK surgery is not generally paid for through insurance programs or government reimbursement, patients typically pay for LASIK surgery directly with their own discretionary funds. Accordingly, weak or uncertain economic conditions may cause individuals to be less willing to pay for LASIK surgery, as was evidenced by the 14% decline in LASIK procedures in the United States in 2002 as compared to 2001. A decline in economic conditions in the United States or in international markets could result in a decline in demand for LASIK surgery and could have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. federal tax laws governing the ability of potential LASIK patients to use pre-tax dollars to pay for LASIK surgery could adversely affect demand for our product offering.

We believe a significant number of U.S. patients pay for LASIK surgery with pre-tax dollars pursuant to plans sponsored under Section 125 of the Internal Revenue Code. These plans are commonly referred to as cafeteria plans. Changes in the U.S. tax laws or regulations governing cafeteria plans could reduce or eliminate the ability of patients to use pre-tax dollars to pay for LASIK surgery, resulting in an increase in the total cost borne by patients, which would likely reduce the volume of LASIK surgeries, and thus demand for our per procedure disposable patient interface, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Business

We are subject to extensive government regulation, and a failure to comply may increase our costs and prevent us from selling our product offering.

We are subject to extensive government regulation, including inspections and controls over research and development, testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, pricing, record keeping and the sale and distribution of our product offering. Although we have obtained all necessary clearances from the Food and Drug Administration, or FDA, as well as all necessary foreign governmental approvals to market and sell our product offering, we must continue to comply with such regulations to continue to manufacture, market and sell our product offering. Noncompliance with FDA requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, manufacturing suspensions, recommendations by the FDA against governmental contracts, suspension in the issuance of export certificates and criminal prosecution. The FDA also has authority to request repair, replacement or the refund of the cost of any product we manufacture or distribute. Regulatory authorities outside of the United States may impose similar sanctions for noncompliance with applicable regulatory requirements. If we are subject to any sanctions by the FDA or a foreign regulatory agency, our costs may increase and we may be prevented from manufacturing or selling our product offering, which would have a material adverse effect on our business, financial condition and results of operations.

LASIK surgeons must continue to adopt our product offering as an attractive alternative to the microkeratome for creating the corneal flap.

In the three months ended September 30, 2004, we captured approximately 15% of the U.S. market for creating the corneal flap. We believe that LASIK surgeons may not continue to adopt our product offering unless they determine, based on experience, clinical data and studies and published journal articles, including peer review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. A small number of surgeons have informed us, based on their experiences, of the following issues with our product offering when compared to the traditional microkeratome approach:

•	surgeons may need to perform multiple procedures with our product offering to become skilled with our laser and related techniques; and

•	the overall procedure to prepare the patient and create the corneal flap with our laser may take slightly longer per patient.

LASIK surgeons also must determine that the advantages and benefits of our product offering outweigh the increased costs associated with switching to our technology from the microkeratome. The microkeratome device costs between $40,000 and $60,000 per device, and, because the devices must be cleaned after each patient use and must be returned to the manufacturer for any service, LASIK surgeons typically purchase multiple devices to ensure a device is available for each surgery being performed. In comparison, our laser costs approximately $400,000. Additionally, using the microkeratome results in a cost between $25 and $50 per procedure to purchase the disposable blades, while our per procedure disposable patient interface costs new LASIK surgeons approximately $160 per procedure. The additional costs associated with our product offering could hinder continued adoption of our technology by LASIK surgeons, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, we believe that recommendations and support of our laser by influential LASIK surgeons are essential for its market acceptance and adoption. If we do not receive support from such surgeons or from the data and experience of users, it may become difficult to have additional LASIK surgeons adopt our product offering. In such circumstances, we may not achieve expected revenues and may never become profitable.

Patients must continue to be willing to pay for LASIK surgery using our product offering despite it being more expensive than LASIK surgery with the microkeratome.

LASIK surgeons typically receive an average of $334 more per eye when using our product offering instead of the traditional microkeratome. To date, LASIK surgeons have been able to improve the rate at which laser vision correction consultations translate into actual surgery from 64% to 77% when using our product offering instead of the traditional microkeratome, according to a survey of our customers conducted by SM2 Consulting, an independent consultant. This indicates that patients have been willing to pay for LASIK surgery using our product offering despite its higher cost. We cannot assure you that this trend will continue.

We may not be able to compete successfully against our current and future competitors.

We compete primarily with manufacturers of the microkeratome, the traditional method used to create the corneal flap as the first step in LASIK surgery. Principal manufacturers of the microkeratome include Bausch & Lomb, with approximately half of the U.S. microkeratome and blade market, Moria/Microtech, the second largest supplier of microkeratomes and blades in the U.S. market, Advanced Medical Optics and Nidek. Microkeratomes are less expensive to manufacture than our laser and our competitors may offer microkeratome systems at a lower price, may in the future price their microkeratome systems as part of a bundle of products or services, including the excimer laser used in the second step of LASIK surgery, or may enhance or further develop products to improve performance and accuracy of their existing product to compete against us. Any of these actions could decrease demand for our product offering, which would have a material adverse effect on our business, financial condition and results of operations. Some of these competitors, particularly Bausch & Lomb, have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have.

We may also in the future compete with manufacturers of alternative technologies to create the corneal flap, such as other ultra-fast lasers or high pressure water jet products. If any of these alternative technologies gain market acceptance, this may reduce demand for our product offering.

In addition, since our product offering is used in the first step of LASIK surgery, we also compete with other vision disorder treatments that compete with LASIK, such as eyeglasses, contact lenses and other surgical products and techniques. If any of these alternative treatments result in decreased demand for LASIK surgery, this would decrease demand for our product offering. In addition, medical companies, academic and research institutions and others could develop new therapies, medical devices or surgical procedures that could potentially render LASIK surgery obsolete. Any such developments would have a material adverse effect on our business, financial condition and results of operations.

The medical device and ophthalmic laser industries are subject to rapid and significant technological change, frequent new device introductions and evolving surgical techniques. Demand for our product offering may decline if a new or alternative product or technology is introduced by one of our competitors that represents a substantial improvement over our existing product offering, which would have a material adverse effect on our business, financial condition and results of operations.

Product liability suits brought against us could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

If our INTRALASE® FS laser or our per procedure disposable patient interface is defectively designed or manufactured or contains defective components, our IntraLASIK® software is defective, any component of our product offering is misused or if a customer fails to adhere to operating guidelines, or if someone claims any of the foregoing, whether or not such claims are meritorious, we may become subject to substantial and costly litigation. Any product liability claims brought against us, with or without merit, could divert management’s attention from our business, be expensive to defend, result in sizable damage awards against us, damage our reputation, increase our product liability insurance rates, prevent us from securing continuing coverage, or prevent or interfere with commercialization efforts for our product offering, any of which occurrences would have a material adverse effect on us. In addition, we may not have sufficient insurance coverage for all future claims. Product liability claims brought against us in excess of our insurance coverage would likely be paid out of cash reserves, harming our financial condition and results of operations.

From time to time, we make field corrections to our laser, which are made by our field service representatives during scheduled service calls. Although these field corrections have not had a financial impact on us to date, any future corrections or recalls, especially any that result in preventing use of our laser or customers returning the laser to us for repair, would have a material adverse effect on us.

Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our intellectual property rights, which could substantially impair our ability to compete.

Our success and ability to compete depends in part upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and license agreements, as well as nondisclosure agreements, to protect our intellectual property. These legal means, however, afford only limited protection and may not be adequate to protect our rights. In addition, we cannot assure you that any of our pending patent applications will issue. The U.S. Patent and Trademark Office, or PTO, may deny or significantly narrow claims made under our patent applications and, even if issued, these patents may be challenged or may otherwise not provide us with commercial protection. On August 23, 2004, the PTO granted a request for re-examination with respect to U.S. Patent RE 37,585, one of the patents licensed to us by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to a number of claims. Re-examination may result in the scope of protection and rights provided by the patent license being lost or narrowed. In addition, a protest has been filed against a divisional application which is also licensed to us by the University of Michigan and is based on U.S. Patent RE 37,585.

We may in the future need to assert claims of infringement against third parties to protect our intellectual property. Regardless of the final outcome, any litigation to enforce our intellectual property rights in patents, copyrights, or trademarks could be highly unpredictable and result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition and results of operations. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, or are invalid or unenforceable, and could award attorneys’ fees to the other party. In addition, the laws of other countries in which our product offering is or may be sold may not protect our product offering and intellectual property to the same extent as U.S. laws, if at all. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not be successful in doing so, or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our patented or proprietary technology and other intellectual property rights, which could substantially impair our ability to compete.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from selling our product offering, require us to obtain licenses from third parties to develop non-infringing alternatives and/or subject us to substantial monetary damages and injunctive relief.

Third parties could assert infringement or misappropriation claims against us with respect to our current or future product offerings, whether or not such claims are valid. We cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future product offerings that are found to infringe. If a court determined, or if we independently discovered, that our product offering violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offering to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe. Even if obtaining a license were feasible, it may be costly and time-consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us and/or our customers from making, using, selling, offering to sell or importing our product offering, or could enter orders mandating that we undertake certain remedial activities. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

We depend on certain single-source suppliers and manufacturers for key components of our laser, and the loss of any of these suppliers or manufacturers, or their inability to supply us with an adequate supply of materials, could harm our business.

We rely upon certain suppliers and contract manufacturers to supply key parts for our laser on a sole or limited source basis. Our arrangements with these key suppliers and manufacturers are not on a contractual basis and can be terminated by either party without advance notice. If any of these suppliers and manufacturers were to fail to supply our needs on a timely basis or cease providing us these key components, we would be required to locate and contract with substitute suppliers. We could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms. If this were to occur, we may not be able to meet our sales goals or continue manufacturing lasers, either of which would have a material adverse effect on our business, financial condition and results of operations.

Our failure to manage our rapid growth may strain the capabilities of our managers, operations and facilities.

We are growing rapidly. In the nine months ended September 30, 2004 we sold or leased 74 lasers and sold 139,443 per procedure disposable patient interfaces; in 2003, we sold or leased 67 lasers and sold 84,230 per procedure disposable patient interfaces; in 2002, we sold 35 lasers and 29,622 per procedure disposable patient interfaces and in 2001, we sold four lasers and 1,146 per procedure disposable patient interfaces. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

If we continue to grow, our current facilities may not be adequate for our needs. As a result, we recently obtained additional office space and are currently in the process of leasing a new facility to address expected increased demand for administrative offices and manufacturing capacity. If we are unable to obtain a new facility, we may not be able to accommodate our expected growth. Any delays in leasing or moving into a new or additional facility could cause us to incur additional expenses and could divert management time and energy from the operation and growth of our business. In addition, our expected growth will require us to hire, train and manage additional qualified personnel sufficiently in advance to be in a position to meet the requirements of such growth. Continued growth will also require us to improve existing, and implement new operating, financial and management information controls, reporting systems and procedures, and effectively manage multiple relationships with our customers, suppliers and other third parties. In addition, our anticipated growth may strain the ability of our suppliers to deliver an increasingly large supply of components in accordance with agreed-upon specifications on a timely basis. Additional growth may also prevent us from being able to respond to new opportunities and challenges quickly.

If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition and results of operations.

We plan to expand further into markets outside the United States, which subjects us to additional business and regulatory risks.

Our international sales commenced in 2003 and represented 27% of our total revenues in the nine months ended September 30, 2004 and 18% of our total revenues in 2003. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe and the Middle East.

Conducting business internationally subjects us to a number of risks and uncertainties. In addition to being subject to political and economic instability in foreign markets, we require export licenses and are subject to tariffs and other trade barriers and overlapping tax structures. In addition, we must comply with foreign regulatory requirements. In creating and building our infrastructure internationally, we must also educate LASIK surgeons and optometrists about our product offering and attract and maintain relationships with third-party distributors. If we are unable to do any of this successfully, we may not be able to grow our international presence, and this could have an adverse effect on our business, financial condition and results of operations.

Our success is tied to a single product offering.

We have a single product offering used in LASIK surgery. As a result, our success is tied to the success of this product offering since we are not currently able to derive revenues from alternate product offerings. If for any reason we are unable to continue to manufacture or sell our product offering or if production of our product offering were interrupted or could not continue in a cost-effective or timely manner, whether due to regulatory sanctions, manufacturing constraints, product defects or recalls, obsolescence of our technology, increased competition, intellectual property concerns or otherwise, our business would be materially harmed.

All of our operations are conducted at a single location. Any disruption at our existing or at a new facility could increase our expenses.

All of our operations are currently and, following our intended lease of a new facility in late 2004 or 2005, will continue to be conducted at a single location. We take precautions to safeguard our existing facility and intend to take substantially similar precautions at any new or additional facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural disaster, such as an earthquake or fire could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires and other natural disasters and the property and business interruption insurance we maintain may not be adequate to cover our losses in any particular case.

A loss of key executives or failure to attract qualified personnel could limit our growth and adversely affect our business.

Our future success depends in part on the continued service of key personnel, particularly our Chief Executive Officer, Robert Palmisano, our Chief Technical Officer and co-founder, Tibor Juhasz, our Medical Director and co-founder, Ron Kurtz, as well as our sales and marketing executives and our regulatory and compliance officer. We do not have employment agreements with any of our employees other than with our Chief Executive Officer; our Executive Vice President, Chief Operating Officer; our Vice President, Corporate Communications and Investor Relations; and our Vice President, Human Resources; and we do not have key person insurance on any of our executives. The loss of any one or more of these individuals could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals. Furthermore, our future growth will depend in part upon our ability to identify, hire and retain additional key personnel, including qualified management, research and other highly skilled technical personnel.

Our new products or applications may not be commercially viable.

While we devote significant resources to research and development, our research and development may not lead to improved or new products or applications that are commercially successful. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of medical devices, from discovery through testing and registration to initial product launch, typically takes between three and seven years. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with ophthalmic research and development, products and applications we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products or applications successfully. The products and applications currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products and applications could be surpassed by more effective or advanced products and applications developed and marketed by others.

If we choose to acquire new or complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete those acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

While we have not made any acquisitions in the past and do not have current commitments to do so, we may in the future choose to acquire businesses, products or technologies to retain our competitive position within the marketplace or to expand into new markets. We cannot assure you, however, that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. If we were unable to integrate any acquired businesses, products or technologies effectively, our business would likely suffer.

We have a history of net losses and may never achieve or maintain profitability.

We have incurred significant operating losses every year since our inception in 1997. We incurred net losses applicable to common stockholders of $7.1 million in the nine months ended September 30, 2004, $12.0 million in 2003, $12.0 million in 2002 and $15.8 million in 2001. As of September 30, 2004, we had an accumulated deficit of approximately $60.3 million. In order to achieve profitability, we will need to significantly increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure disposable patient interface, which generate a higher gross margin than sales and leases of our INTRALASE® FS laser. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe such limitations should not be significant. Based on our review, we believe that as of December 31, 2003 approximately $50.1 million of net operating loss carryforwards were available to us for federal income tax purposes. Based on the size and price of our initial public offering, which was effective October 6, 2004 and closed October 13, 2004, we may trigger the annual limitations imposed by Section 382 and may limit our ability to use our remaining net operating loss carryforwards to approximately $15.3 million and available to us to offset federal taxable income annually. In addition, any future ownership changes may affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, our income will be subject to tax earlier, resulting in lower net income.

Changes to our accounting for stock options may adversely affect our earnings and stock price.

We currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and have begun to record the fair value of stock options as an expense. In addition, the Financial Accounting Standards Board has issued an exposure draft of a proposed new accounting standard, “Share-Based Payments” that would require us to expense the fair value of stock options granted, although the standard and timing of a final statement have not been finalized. If we were to change our accounting policy in accordance with the existing Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, our operating expenses would increase by approximately $476,000 and $77,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. If we were to change our accounting policy in accordance with the proposed new accounting standard, we would be required to use a different valuation methodology than what is being used in calculating the foregoing pro forma results. The actual amount of the increase in our operating expenses under the proposed new accounting standard cannot yet be determined, but may differ significantly from the foregoing pro forma amounts.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, are expected to result in increased costs to us as a public company. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the securities in which we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of marketable securities, which may include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

The risk associated with fluctuating interest rates is limited to our investment portfolio and our borrowings. We do not believe that a 10% change in interest rates would have a significant effect on our results of operations or cash flows.

All of our sales since inception have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. We expect to continue to realize our sales in U.S. dollars, regardless of our intended expansion into international markets, although no assurances can be given. As we increase our international sales and support organization, we anticipate some level of exposure to foreign currency risk as a result of compensating these employees in local currencies.

Item 4 Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2004, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings.

(b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

From time to time we are involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included product liability actions, intellectual property disputes, contract disputes, employment disputes and other matters. We do not believe that the resolution of any of these matters has had or is likely to have a material adverse effect on our business, financial condition or future results of operations.

We are currently involved in litigation with Escalon Medical Corp., tentatively set for trial in May of 2005. On June 10, 2004, we received notice from Escalon of its intent to terminate our license agreement unless we paid in full certain royalties which Escalon believes we owe under the license agreement. Escalon seeks payment of approximately $645,000 in additional royalties and other expenses, and seeks additional royalties for future periods that would, if Escalon prevailed on all aspects of their claims, represent an increase in the royalties paid to them by approximately one percent of revenues, and a subsequent one percent reduction in our future gross margins and operating profits. On June 21, 2004, we filed a complaint for declaratory relief and a preliminary injunction and a temporary restraining order to prevent Escalon from terminating our license agreement until the court rules. Escalon subsequently agreed to stipulate to the temporary restraining order to prevent an immediate termination of the license agreement until a preliminary injunction hearing. On October 29, 2004, the court accepted a second stipulation by the parties to waive the preliminary injunction hearing. This second stipulation precludes Escalon from declaring a breach on this dispute pending a trial. We believe that we will prevail or resolve this dispute in a manner that will not have a material adverse effect on our business, financial condition and results of operations.

On August 23, 2004, the United States Patent Office (PTO) granted a request for re-examination with respect to U.S. Patent RE 37,585, one of the four U.S. patents licensed to us by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. Re-examination may result in the scope of protection and rights provided by the patent license being lost or narrowed. In addition, a protest has been filed against a divisional application which is licensed to us by the University of Michigan and is based on U.S. Patent RE 37,585. If the University of Michigan’s divisional application is denied, our rights under the new Michigan license will remain the same and we expect there will be no material adverse effect on our business. The irrevocable license we acquired and the payment we made pursuant to the July 15, 2004 license agreement will not be affected by the granting of re-examination, regardless of the outcome of such re-examination. Although we believe that the intellectual property covered by the patent subject to the re-examination is important to our business, if this patent is invalidated there will be no effect on our ability to sell our products. However, invalidation of this patent might allow others to market competitive products that would have infringed the patent had the patent still been valid.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On July 15, 2004, we granted options to purchase an aggregate of 14,440 shares of our common stock at an exercise price of $12.73 per share to employees of IntraLase pursuant to our 2000 Stock Incentive Plan.

On July 19, 2004, we granted options to purchase an aggregate of 128,280 shares of our common stock at an exercise price of $12.73 per share to an employee of IntraLase pursuant to our 2000 Stock Incentive Plan.

On July 20, 2004, we granted options to purchase an aggregate of 180 shares of our common stock at an exercise price of $12.73 per share to an employee of IntraLase pursuant to our 2000 Stock Incentive Plan.

On July 28, 2004, we granted options to purchase an aggregate of 4,330 shares of our common stock at an exercise price of $12.73 per share to an employee of IntraLase pursuant to our 2000 Stock Incentive Plan.

On August 9, 2004, we granted options to purchase an aggregate of 4,330 shares of our common stock at an exercise price of $12.73 per share to an employee of IntraLase pursuant to our 2000 Stock Incentive Plan.

On August 16, 2004, we granted options to purchase an aggregate of 2,890 shares of our common stock at an exercise price of $12.73 per share to an employee of IntraLase pursuant to our 2000 Stock Incentive Plan.

On August 23, 2004, we granted options to purchase an aggregate of 4,330 shares of our common stock at an exercise price of $12.73 per share to a consultant to IntraLase pursuant to our 2000 Stock Incentive Plan.

On August 25, 2004, we granted options to purchase an aggregate of 128,280 shares of our common stock at an exercise price of $12.73 per share to an employee of IntraLase pursuant to our 2000 Stock Incentive Plan.

On September 1, 2004, we granted options to purchase an aggregate of 4,330 shares of our common stock at an exercise price of $12.73 per share to a consultant to IntraLase pursuant to our 2000 Stock Incentive Plan.

(b) Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-116016) that was declared effective by the Securities and Exchange Commission on October 6, 2004. On October 13, 2004, 7,295,447 shares of common stock were sold on our behalf and for our account at an initial public offering price of $13.00 per share, for an aggregate net offering price of $88.2 million. In addition, 336,314 shares of our common stock were sold for the account of the Regents of the University of Michigan and the Wolverine Venture Fund for an aggregate net offering price of $4.07 million. The managing underwriters for the offering were Banc of America Securities LLC, Wachovia Capital Markets LLC, First Albany Capital Inc. and ThinkEquity Partners LLC. The amounts sold on October 13, 2004 included the exercise of the underwriters’ over-allotment option. The offering did not terminate until the sale of all the registered securities set forth above to the underwriters.

We paid to the underwriters’ underwriting discounts and commissions totaling approximately $6.64 million, which are excluded in the net offering price above, in connection with the offering. In addition, we estimate that we incurred expenses of approximately $1.4 million in connection with the offering, and we used approximately $306,000 of our net proceeds to reimburse the selling stockholders for discounts and commissions payable by the selling stockholders to the underwriters. Therefore, estimated expenses and underwriting discounts and commissions paid by us totaled approximately $8.35 million and the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $86.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We used $1.3 million of our net proceeds from this offering to repay amounts owed under our equipment advance facility. We also used $765,000 of our net proceeds as the second installment of the purchase price to be paid to the University of Michigan for the purchase of a fully paid, royalty free, irrevocable and worldwide license from the University of Michigan.

We intend to use the balance of our net proceeds from the offering to support our continued growth, including:

•	sales and marketing activities, such as increased sales and marketing personnel, as well as field service personnel;

•	research and development, including clinical studies and regulatory compliance;

•	capital expenditures in the ordinary course of business, including manufacturing, equipment and information technology;

•	our expansion into international markets requiring expansion of our service infrastructure; and

•	working capital and other general corporate purposes.

In addition, we may use a portion of our net proceeds from the offering to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise.

Prior to their use, we intend to invest our net proceeds from this offering in short-term, high-grade interest-bearing marketable securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 6 Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2004

INTRALASE CORP.
(Registrant)

/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer

/s/ Shelley B. Thunen
Shelley B. Thunen
Executive Vice President and Chief Financial Officer