Form 10-K
period 2004-12-31
INTRALASE CORP
filed 2005-03-29
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50939

INTRALASE CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3380954
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Morgan Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 859-5230

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0. 01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).    Yes  ☐    No  ☒

As of March 21, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Common Stock, was $455,861,306. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 21, 2005 was 26,831,154.

Documents Incorporated by Reference

None.

INTRALASE CORP.

ANNUAL REPORT ON

FORM 10-K

For the Fiscal Year Ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to us. All statements regarding future events, our future financial performance and results of operations, our business strategy and our financing plans are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “might,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.

These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements. In evaluating these forward-looking statements, you should specifically consider various other risks, uncertainties and factors, including those risks discussed under “Risk Factors.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

We assume no obligation to publicly update or revise any of these forward-looking statements or changes in our expectations after the date of this Annual Report on Form 10-K for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1— Business

Overview

IntraLase Corp. is the leading laser technology for the first step of LASIK surgery. We have developed and market an ultra-fast laser, related software and disposable devices for use in creating the corneal flap, the first step of LASIK surgery, the most common surgical technique used to correct vision. Our patent-protected product offering consists of our INTRALASE® FS laser combined with our proprietary IntraLASIK® software, and our per procedure fee inclusive of a disposable patient interface required for each eye treated in the LASIK procedure. Our computer-controlled laser solution replaces the hand-held mechanical, metal-bladed microkeratome traditionally used to create the corneal flap. Our advanced laser technology improves the safety, precision and visual acuity of LASIK surgery, and we believe our product offering will become the new standard of care for corneal flap creation in LASIK surgery.

Our business model is to target the most active LASIK surgery practices in the United States and in key international markets to buy or lease our INTRALASE® FS laser in order to generate repeat revenues by collecting a per procedure fee inclusive of a single disposable patient interface for each eye treated with our laser. We began commercial introduction of our product offering in late 2001 and, as of December 31, 2004, we had sold or leased 217 lasers and we had sold approximately 306,859 per procedure fees inclusive of disposable patient interfaces. In the three months ended December 31, 2004, we captured approximately 16% of the U.S. market for LASIK corneal flap creation.

In addition to the medical and safety benefits of our product offering, our advanced laser technology allows our surgeon customers to improve the profitability of their LASIK surgery practice. We believe this combination of “better medicine” and “better business” will continue to assist in the adoption of our product offering and in turn drive our growth.

Company Background

We were incorporated in Delaware in 1997. From 1997 through 2001, we devoted substantially all of our resources toward the development of an ultra-fast laser, as well as the related software and patient interface, and toward testing to develop a commercial product to be used for eye surgery. In 2001, we also began developing manufacturing capabilities and selling to prospective customers. In 2002 and 2003, we continued to expand our customer base, primarily in the United States. We obtained our CE Mark and ISO EN 13485 approval in March 2004, allowing us to significantly expand our international product launch and support structures.

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $86.1 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The proceeds were net of the payment of expenses for the initial public offering of $2.2 million. The net proceeds of the offering were used for the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000 due within 15 days of the initial public offering. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock.

Financial Information

Please refer to Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue, net income (loss), and total assets for the last three years.

Market Opportunity

The Surgical Vision Correction Market

Vision correction represents one of the largest medical markets in the United States. According to Market Scope, approximately 166.4 million people in the United States require some form of vision correction, and industry sources estimate that approximately $32.2 billion was spent on eyeglasses, contact lenses and other corrective eyewear in the United States in 2004. Of the approximately 166.4 million people in the United States who require vision correction, approximately 55.5 million people, or 111 million eyes, are eligible for surgical vision correction and have not yet been treated.

LASIK surgery is the most common means of surgical vision correction. According to Market Scope, approximately 90% of all surgical vision corrections today are LASIK corrections. LASIK surgery corrects refractive errors associated with myopia, the inability to see objects in the distance, and hyperopia, the inability to see up close, by reshaping the cornea. Approximately 34.4 million people, or 68.8 million eyes, are myopic, also called nearsighted, and approximately 21.1 million people, or 42.2 million eyes, are hyperopic, also called farsighted. Both of these common vision problems are caused by irregularities in the shape of the eye, called refractive errors. The vision problem which typically requires reading glasses is called presbyopia and is not treated with LASIK surgery.

The market for LASIK surgery is currently under-penetrated. To date, only about 8.2 million LASIK eye surgeries have been performed in the United States, which amounts to a nominal market penetration rate of approximately 7%. The total U.S. annual market size for LASIK surgery is approximately $2.6 billion, based on an estimated 1.45 million LASIK procedures expected to be performed in 2005 at an industry average price of approximately $1,800 per eye treated. Industry analysts expect the growth rate in U.S. LASIK procedures to be approximately 7% in 2005, based on approximately 100,000 more procedures expected in 2005 than were performed in 2004.

Outside the United States there were approximately 1.8 million surgical vision surgeries performed in 2004, primarily LASIK. Industry analysts expect the growth rate outside the United States in LASIK procedures to be approximately 9% in 2005, to over 1.9 million procedures, with LASIK volume concentrated in Europe and the Asia-Pacific region.

We believe LASIK surgery procedure volume and market penetration will be driven by the following factors:

•	Technology advances. LASIK surgery has grown in procedure volume as successive technological innovations have improved safety, efficacy and visual acuity, increasing surgeon and patient confidence in LASIK surgery. Two recent technological advances are the laser created corneal flap and the custom correction procedure.

•	Demographics. As the general population grows, and an increasing number of young people with visual problems reach an age where their eye conditions stabilize, the pool of people eligible for LASIK surgery will continue to be replenished.

•	Economic factors. Since patients typically pay for LASIK surgery directly with their own discretionary funds, instead of through insurance programs or government reimbursement, general changes in economic conditions will affect the number of people willing and able to purchase the procedure.

The IntraLase Market Opportunity

There are approximately 4,500 LASIK surgery practices worldwide. Of these surgery practices, our target customers are the 1,400 most active LASIK surgery practices in the United States and in key international markets. As of December 31, 2004, approximately 217 of these 1,400 LASIK surgery practices worldwide were IntraLase customers, and, of the total number of LASIK procedures performed in the United States in the three months ended December 31, 2004, approximately 16% were performed using our product offering to create the corneal flap. We believe the other approximately 84% of total procedures performed in this time period were performed using the traditional microkeratome.

U.S. Market

•	There are approximately 3,900 LASIK surgeons in the United States who are expected to perform 1.45 million LASIK procedures in 2005.

•	These procedures are performed in approximately 1,270 U.S. LASIK surgery practices, of which approximately 700 perform over 50 procedures per month, largely concentrated in LASIK surgery practices owned by individual surgeons or group surgery practices.

International Market

•	Outside the United States there are approximately 3,230 LASIK surgery practices that are expected to perform over 1.9 million LASIK procedures in 2005.

•	We estimate that there are approximately 700 LASIK surgery practices performing over 50 LASIK procedures per month in our primary target markets in the Asia-Pacific region, Europe and the Middle East.

LASIK Surgery

LASIK surgery involves two steps:

First step:	A thin flap of tissue is created on the surface of the cornea. This is called a corneal flap.

Traditionally, this first step is done manually by the LASIK surgeon using a hand-held mechanical device called a microkeratome with a metal razor blade that oscillates across the face of the cornea at high speed.

Microkeratomes are manufactured and sold by companies such as Bausch & Lomb, Moria/Microtech, Advanced Medical Optics and Nidek.

Our solution replaces microkeratomes in this first step with a computer-controlled laser. The INTRALASE® FS laser optically focuses its beam of light at a focal point below the surface of the cornea to create the corneal flap.

Second step:	Once the corneal flap has been created, the surgeon then folds it back and a computer-controlled excimer laser is used to remove, or ablate, tissue from the surface of the cornea to reshape the eye to correct the patient’s vision.

Excimer lasers are manufactured and sold by companies such as VISX, Alcon, Nidek, Bausch & Lomb and Wavelight.

Recently, excimer laser manufacturers introduced a more precise form of measuring the refractive aberrations of a particular eye with a device called a wavefront device. They then map these precise measurements into a software program to more precisely reshape the cornea to correct vision. This improvement to reshaping the cornea with an excimer laser is commonly called a “custom” correction.

Both steps are necessary for LASIK surgery. Excimer lasers, used in the second step, remove tissue at the point the beam of light comes into contact with tissue and are not capable of focusing below the surface of the clear eye tissue to create the corneal flap. Therefore, the INTRALASE® FS laser used in the first step and the excimer lasers used in the second step are complementary in LASIK surgery.

While using the microkeratome in the first step of the LASIK procedure is a successful and relatively safe procedure, the majority of complications with LASIK arise from the use of microkeratomes. Microkeratome complications arise in up to 10% of all LASIK procedures, including the most serious complications that may affect the visual outcome in a LASIK surgery.

The IntraLase Solution—“Better Medicine” and “Better Business”

Our INTRALASE® FS laser and proprietary IntraLASIK® software complement and improve LASIK surgery by providing a computer-controlled laser solution as an alternative to the microkeratome for creating flaps in the cornea during the essential first step of LASIK surgery. When the INTRALASE® FS laser is combined with the excimer laser used in the second step of the LASIK procedure, this results in an all-laser LASIK solution. The advantages of our product offering over the traditional method include fewer complications, greater predictability, greater control, greater precision and uniformity of flap depth. Additional advantages are a more centrally located flap, better sterility and greater likelihood of completed surgeries. In all of the commercial procedures performed by our customers to date, there have been no reported incidents of loss of corneal tissue or anterior chamber penetration, serious complications historically associated with creation of the corneal flap with a bladed microkeratome. In addition, the use of our product offering significantly reduces the incidence of less serious complications such as epithelial defects and dry eye. The disadvantages of our product offering over the traditional microkeratome approach are the higher costs to the LASIK surgeon to acquire our product offering and the higher cost to the patient, as well as the additional training that is required for a surgeon to become accustomed to using our technology and the slightly higher procedure times. We believe that the advantages of our technology outweigh the disadvantages and give our LASIK surgeon customers and their patients a new level of confidence in LASIK surgery, which in turn will help further penetrate the market for LASIK surgery.

Benefits of the IntraLase Solution

We offer our surgeon customers and their patients the benefits of “Better Medicine.” LASIK surgeons who have adopted the IntraLase technology are now able to offer their patients improved safety and predictability and, as a result, patients achieve better visual acuity. Surgeons who use our solution also derive the benefits of “Better Business,” since they are able to increase their prices and procedure volume, thus enhancing profitability.

The benefits of Better Medicine and Better Business are:

Better vision. Patients achieve statistically significant better vision when the INTRALASE® FS laser is used in the LASIK procedure, as supported in two recently conducted prospective, comparative studies. In a prospective study, the study design is made in advance of the collection of data, whereas in a retrospective study, a design is applied to existing data. In each of these prospective studies, the corneal flap for one eye of each patient was created with the INTRALASE® FS laser, and the corneal flap for the other eye was created with the microkeratome. In one study, the 37 participants were treated with standard excimer laser vision correction, and in the other, the other 51 participants were treated with the new custom excimer laser vision correction. Results showed that the eyes treated with the INTRALASE® FS laser had better vision and fewer induced aberrations compared to the mechanical, metal-bladed microkeratome. We believe these better vision results were achieved using our product offering, in part, due to a reduction in the variabilities caused by the microkeratome, which can affect the precision of the excimer laser.

Improved safety. Our product offering eliminates loss of corneal tissue and anterior chamber penetration, the most severe complications associated with the creation of the corneal flap with a bladed microkeratome. Seven comparative studies showed improved safety and elimination of certain risks of flap creation with our product offering, when compared to traditional microkeratomes. Additionally, since corneal flaps created with our product offering possess a unique edge profile, they are easily and securely repositioned following the excimer ablation, reducing the possibility of induced visual aberrations and slipped flaps.

Greater predictability and accuracy. The INTRALASE® FS laser produces flaps that are accurate within ± 12 microns, whereas the microkeratome manufacturers report variability up to ± 60 microns. Nine studies have shown that our approach generated significantly more predictable and accurate flap dimensions, including, most critically, reproducible flap thickness. This increased accuracy in flap creation preserves corneal tissue by precisely creating optimal flap thickness, and improves the predictability of the overall LASIK treatment.

Fewer retreatments. The number of LASIK retreatments are significantly lower when our product offering is used to create the corneal flap. This avoids the patient inconvenience and increased surgeon costs entailed with retreatments. In one study of 500 eyes treated with the traditional microkeratome, 5.8% of the eyes required retreatment within 13 months after the initial surgery while in 508 eyes where the INTRALASE® FS laser was used, there were no retreatments in an equivalent time period. In a separate survey of our surgeon customers, retreatment rates were reduced from an average of 10% to an average of 4% when using our product offering.

Reduced dry eye. A frequently reported side effect of LASIK surgery is dry eye. Three studies show a significant reduction in dry eye with the use of our product offering. In the largest of these three studies, comparing 300 LASIK procedures with the microkeratome to 300 LASIK procedures with the INTRALASE® FS laser, patient incidences of dry eye were reduced by 72%. We believe that this lower occurrence of dry eye is due to our laser creating a uniform and typically thinner flap that does not sever important nerves in the cornea.

Higher procedure volume and revenues for our customers. Our surgeon customers receive an average of $334 more per eye when using our product offering instead of the traditional microkeratome. An independent survey of our U.S. customers in early 2004 indicated that our customers experienced an 11% increase in procedure volume and a 38% increase in revenues in the comparable time period during which the industry experienced a 3% increase in procedure volume and a 12% increase in revenues. Patients readily understand the safety profile of the INTRALASE® FS laser, are attracted to the concept of a bladeless procedure and surveys of our customers demonstrate that patients are willing to pay for this new level of safety and assurance. In addition, according to a survey of our customers conducted by SM2 Consulting, an independent consultant, with our laser, our customers improve the rate at which laser vision correction consultations translate into actual surgery from 64% to 77%.

The sixteen clinical studies referred to above were each conducted by LASIK surgeons who compared the attributes and results of creating the corneal flap using our laser versus with the microkeratome. The studies ranged in size from 20 to 1,000 eyes. However, we paid an aggregate of approximately $472,000 to the LASIK surgeon conducting the studies in two instances, including, in one instance, when we sponsored the study. We believe a portion of such payments was used to subsidize lower patient fees for patients to agree to participate in the studies. In addition, to the extent they provide advisory and consulting services to us separate from their work on the studies, or in connection with their presenting their studies, some of these LASIK surgeons have been issued options to purchase shares of our common stock, have been paid cash or have been reimbursed for costs.

Our Strategy

Our goals are to establish our product offering as the standard of care for corneal flap creation in LASIK surgery, and to leverage our technology to develop new products and applications. Key elements of our strategy for achieving these goals include:

Replacing microkeratome with our laser. We intend to replace the mechanical, metal-bladed microkeratome with our INTRALASE® FS laser in LASIK surgery practices. Our business model is to target the most active LASIK surgery practices in the United States and in key international markets to buy or lease our INTRALASE® FS laser in order to generate repeat revenues from the sale of our per procedure fee inclusive of a disposable patient interface, required in connection with each successive use of our laser. In addition, we target prestigious teaching institutions and key industry thought leaders to drive adoption of our product offering by other practicing LASIK surgeons.

Expanding our market share. We intend to expand our market share for LASIK procedures and facilitate the rapid adoption of our product offering by continuing to build a body of clinical data that supports the benefits of our product offering and with marketing activities targeting surgeons and optometrists. We believe these strategies will enable us to sell more of our higher gross margin per procedure fees inclusive of disposable patient interfaces to users of our existing installed base of lasers, in addition to new users of our laser. A recent survey indicated that our U.S. surgeon customers had adopted our product offering in 84% of all the LASIK procedures they perform. We estimate that we captured 16% of the U.S. LASIK surgery market for creation of the corneal flap in the three months ended December 31, 2004.

Providing quality products and superior customer service. We intend to continue to offer high quality products and extensive support to our direct customers and to our international distributors to continue to build our reputation as a premier service provider and establish a loyal customer base. We believe that providing superior service is instrumental in maintaining and growing our market share, as our surgeon customers often actively refer our product offering to other surgeons. We currently provide services including a 24/7 technical support hotline, installation and training for our customers. We also aim to have all of our lasers functional for customer surgery days. We believe our reputation for providing quality products and superior responsiveness will differentiate us from any potential direct competitors.

Refining and enhancing our existing product offering. We intend to continue to devote resources to improving and optimizing our technology and product offering, with the goal of continuously increasing the safety, accuracy, efficiency and ease-of-use of our solution. In addition, we intend to increase our gross margin by improving the manufacturability and serviceability of our product offering.

Developing innovative applications for our technology. We are currently in the process of developing new therapeutic applications to expand the use of our current technology and product offering. We believe the unique capabilities of our laser will enable us to introduce additional applications within ophthalmology.

Our Product Offering

Our product offering consists of three key elements:

•	INTRALASE® FS laser;

•	IntraLASIK® software; and

•	per procedure fee inclusive of a disposable patient interface.

The creation of the corneal flap using our product offering begins with the set up of the laser, followed by the placement of our disposable patient interface onto the patient’s eye. Using the IntraLASIK® software, the surgeon then centers a video display of a 2-millimeter circle overlaid on an image of the patient’s eye. Once the desired location has been determined and set, the surgeon initiates the flap procedure by engaging the computer- controlled laser. The laser creates the flap by focusing its beam of light below the surface of the corneal tissue, thereby creating a precise cut, leaving an uncut section of tissue to act as a hinge. It takes approximately 45 seconds for our laser to create the corneal flap.

INTRALASE® FS Laser

Our INTRALASE® FS laser is an ultra-fast femtosecond, or FS, laser that produces a stream of high-repetition, short-duration light pulses with an extremely high-quality optical beam. Our laser generates fifteen thousand pulses per second, with each pulse having a duration of six hundred femtoseconds, the equivalent of less than a billionth of a second per pulse.

Our IntraLASIK® software controls our laser and beam delivery device that focuses the laser into tiny spots, passing through the outer layers of the cornea until reaching the exact focal point within the cornea. In an “inside out” process, the laser beam creates a cut, leaving an uncut section of tissue to act as a hinge. As with the traditional microkeratome procedure, the surgeon then folds the tissue back to expose the underlying layer of the cornea for the excimer laser treatment that will make the vision correction by reshaping the cornea.

Each pulse of light creates a bubble, less than five microns in diameter, a process known as photodisruption. Our laser aligns hundreds of thousands of bubbles contiguously along predetermined three-dimensional surfaces to create precise surgical incisions. Because our laser uses low energy pulses and is computer controlled, a very precise surgical procedure is accomplished without damage to the surrounding tissue.

Our laser is a solid-state laser, meaning that the light pulses are generated using solid-state optical materials. Many lasers, including the excimer lasers used for the second step of LASIK surgery, produce their pulses of light utilizing a chamber of toxic gas. By comparison, our solid-state laser does not require laser gases or dye to operate and is therefore easier to support at LASIK surgery practices.

Our laser is completely self-contained, consisting of a laser engine, a delivery system, a user interface and a chassis to house the system. The laser is extremely compatible for installation in surgical centers, as it requires only a grounded electrical supply.

IntraLASIK® Software

We design, program, test and periodically update our IntraLASIK® software that controls the INTRALASE® FS laser, which enables the surgeon to cut a precise flap at predetermined parameters within the eye’s corneal tissue. Each patient’s surgical parameters, including flap diameter and thickness, location and angle of the hinge, and angle of the side cut, are input into the IntraLASIK® software prior to surgery. The software then directs the laser to create a precise corneal flap based on the input parameters. Prior to each surgery, the software automatically performs multiple pre-procedure system checks to verify the readiness of the laser and multiple calibration checks are also available to the surgeon.

The software allows the surgeon to perform a pre-determined number of procedures in conjunction with our per procedure fees inclusive of disposable patient interfaces separately purchased by the surgeon. To prevent reuse or unauthorized reproduction of the per procedure disposable patient interface, the software maintains a record of the number of procedures performed and available, and notifies the surgeon when to order additional per procedure disposable patient interfaces. In addition, the software includes a patient and surgeon database, system utilities and diagnostic tools. The diagnostic software is also proprietary to us and is used to detect the source of any errors in our laser. When an error is detected, a message appears with a brief description of the error. Depending upon the severity of the error, the message may provide the user with steps to follow for continued use, or for more technical issues, the information displayed may be used to contact us for diagnostic or on-site field service support.

Per Procedure Fee and Disposable Patient Interface

A per procedure fee is required for each eye treated. The per procedure fee is inclusive of a disposable patient interface. The disposable patient interface consists of a metal cone and glass lens that interfaces between our laser and the patient by attaching to the laser at one end and docking at the other end to the patient’s eye, and a proprietary plastic gripper and syringe that is used to locate the glass lens in the metal cone and create suction between the glass lens and the patient’s eye.

The disposable patient interface is integral to depth control and accuracy as the glass at the narrow end of the disposable patient interface provides the reference plane for depth control for the beam of light created by the laser. The disposable patient interface comes in a sealed, sterile package, which ensures a high level of patient safety and protection from infection. The disposable patient interface is unique to our laser and we believe that we are the only available source for these devices.

Historically, we have protected our per procedure revenue stream with a combination of contract terms, software controls and manual periodic counts of machine usage, as necessary, to compare our shipments of disposable patient interfaces with the individual counter embedded in each IntraLase®FS laser. We are in the process of converting our new and existing customers to a system of remote electronic activation when the customer orders procedures, which are inclusive of the disposable patient interface. This allows the customer to perform only the number of procedures purchased. We are making this change to remote electronic activation because we believe it to be a more scalable and secure method of protecting our per procedure revenue stream. In addition, in the future, we intend to offer our customers new features which this electronic link will facilitate, such as remote software upgrades and diagnostics.

Sales and Marketing

Our primary objective is to rapidly expand our market share for the creation of corneal flaps in the first step of LASIK surgery. Of the 1,270 LASIK surgery practices in the United States, approximately 700 perform over 50 procedures per month. Of the 3,230 LASIK surgery practices outside the United States, we estimate that there are approximately 700 laser centers performing over 50 LASIK procedures per month in our primary international target markets in the Asia-Pacific region, Europe and the Middle East. We focus our sales and marketing efforts on these high volume LASIK surgery practices.

We began selling the INTRALASE® FS laser and our per procedure fee inclusive of a disposable patient interface in the United States during the fourth quarter of 2001, in Asia during the third quarter of 2003 and in Europe during the first quarter of 2004. As of December 31, 2004, we had sold or leased a total of 166 lasers in the United States and we had sold 51 outside the United States. In addition, we had sold approximately 307,000 per procedure disposable patient interfaces worldwide.

Sales

We sell our laser through our direct sales force in the United States and through our direct sales efforts and distributors internationally. In the United States, we have six direct sales personnel, plus an executive managing our sales efforts. The U.S. sales force primarily consists of personnel with extensive experience in the sale of lasers and other products to refractive surgeons. Internationally, we sell through local country distributors and two sales consultants and an executive devoted to direct sales efforts and international distributor development. We have signed 14 distributor contracts with distributors in the Asia Pacific region, Europe and the Middle East, and we also sell our product offering directly to customers in selected countries. Our sales team is supported by internal sales administration and customer service team based in Irvine, California. We do not anticipate adding to our sales force substantially. However, it is likely that we will continue to add international distributors as we expand into new countries.

Each distributor contract gives the appointed distributor the exclusive right to promote, market, sell, service and support our INTRALASE FS® Laser, IntraLASIK® software, per procedure fee inclusive of a disposable patient interface and the associated tool kit within a specified country or set of countries, for use in the field of ophthalmology surgical centers. Distributors are obligated to develop customer prospects, sell product and provide servicing and training relating to our product offering in their territory. Distributor contract terms are between one and three years, and generally automatically renew unless either party terminates the agreement, however there are termination rights for either party in the event the other party fails to perform any material obligations. Payments by the distributor to us are in U.S. currency and contractually must be made cash in advance or by irrevocable letter of credit. However, on occasion, we have granted limited terms to distributors, usually for less than net 10 days to ensure shipment by a specified carrier. Title to the equipment transfers upon shipment and there is no right of return of any product to us. The distributor contracts provide a standard twelve month warranty for defective components, subject to customary exclusions. All of the contracts contain standard provisions regarding our ownership of our intellectual property and the distributors’ obligations to maintain the confidentiality of our intellectual property. Distributors are obligated to indemnify us for liabilities arising from the distributor’s failure to perform its obligations under the distributor contract, or for its misconduct or negligence in handling the products. Under some of the contracts, we will indemnify the distributor for claims arising out of or relating to the manufacture, use and sale of our product offering or any infringement by us of the intellectual property of third parties with respect to our product offering.

Marketing

Our marketing efforts involve two key strategies:

•	Marketing to prospective customers. We market our product offering to LASIK surgery practices with a combination of printed and electronic media sales literature and educational seminars and training, the publication of clinical studies and articles in ophthalmic journals by surgeons who are users of our product offering, advertising in ophthalmology magazines and journals, and public speaking by surgeon customers at the major ophthalmology shows and conferences we attend. We provide a consistent message about our product offering, and our better medicine and better business model.

•	Complementing our surgeon customers’ marketing efforts. LASIK surgery practices generally obtain patients through direct advertising in their local markets or through referrals from the patients’ optometrists. Our marketing efforts are designed to complement these dual marketing strategies of our customers. Many large LASIK surgery practices advertise directly to potential patients. We complement and support our customers’ marketing strategies by providing public relations support, a strong branding, product and consumer brochures, educational CD ROMs, as well as literature and templates for radio and print advertising which our surgeon customers can use in their own advertising. In addition, since many LASIK surgeons rely on their potential patient’s optometrists for referrals, we assist surgeons in strengthening their optometrist referral network by sponsoring continuing medical education seminars, soliciting key opinion leaders in optometry to make presentations and write articles on our technology, as well as sponsoring training “wet labs” in which optometrists are brought to the surgeon’s center for education about our technology and an opportunity to use our technology to make a flap cut on a non-live animal eye.

Customer Service and Support

Our customer support strategy is to continue to offer extensive support to our customers to build a reputation as a premier service provider. In the United States, we provide customer service through the following measures:

•	Technical Services. Our technical services personnel are responsible for our technical support hotline that handles customer calls 24 hours a day, seven days a week. These personnel also are responsible for phone support to customers and distributors, scheduling on-site routine maintenance visits by our field service personnel and dispatching our personnel to the customer’s site if necessary.

•	Field Services. Our field service engineers are responsible for laser site inspection, installation, training, on-going routine maintenance and necessary repair.

•	Clinical Applications. Our clinical applications personnel are responsible for clinical training on the use of our INTRALASE® FS laser and per procedure disposable patient interface, telephone support and on-site support to ensure successful clinical integration of our product offering at customer sites. These personnel also provide free per procedure fees inclusive of disposable patient interfaces on the first surgery day where the surgeon typically performs a majority of LASIK surgeries with our technology.

We provide laser site inspection, installation and clinical training prior to the acceptance of our laser by our surgeon customers. Clinical training typically takes no more than one day, since most of our surgeon customers have already acquired some of the skills necessary for the operation of our laser based on prior experience using the excimer laser. The surgeon is likely to become more proficient with our product offering as he or she gains additional experience, similar to other devices and surgical techniques.

In international markets, we provide customer service through our distributors. Our technical services, field service and clinical applications personnel each provide training and support to our distributors and their personnel, and our distributors in turn provide all customer services and support to the end-user surgeons. All international distributors are required to send at least one service engineer to our training facility in Irvine, California, for an intensive one-month training course on the installation, routine maintenance and repair of our laser and are required to send their engineer(s) for additional training provided by IntraLase at specified times.

As of December 31, 2004, we had 45 field service, technical services and clinical applications personnel worldwide who are responsible for supporting our distributors and servicing customers in direct sales markets.

All of our direct customers who purchase or lease our laser receive a one-year limited warranty and are required to maintain a maintenance contract thereafter in order to use our laser and to receive on-going maintenance and support. International distributor agreements generally provide for a one-year parts only warranty, with the distributor responsible for customer support to the end-user surgeons. The international distributor is responsible for obtaining a fee based maintenance agreement from their customer and servicing the equipment.

Intellectual Property Rights

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our product offering to agree to disclose and assign to us all inventions conceived during the work day, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our product offering or to obtain and use information that we regard as proprietary.

Patents

We have developed a patent portfolio that covers many aspects of our laser, laser beam guidance, other components of our laser, methods for inducing breakdown of corneal tissue and our per procedure disposable patient interface. As of December 31, 2004, we own 12 issued U.S. patents and nine U.S. pending patent applications, eight issued foreign patents and 22 pending foreign patent applications. Our patents expire between 2016 and 2022. We have multiple patents covering unique aspects of our laser and per procedure disposable patient interface.

We have entered into three licenses for several key patents and patent applications covering different aspects of our laser and our per procedure fee inclusive of a disposable patient interface. As of December 31, 2004, we exclusively license, for human health, 17 issued U.S. patents, with expiration dates from 2008 through 2019, and two U.S. pending patent applications, seven foreign patents and five foreign pending patent applications. One of these licenses is for exclusive worldwide use of the intellectual property covered by such patents in the fields of lasers designed for human health applications and another is for exclusive worldwide use of the intellectual property covered by such patents in the fields of ultra-fast lasers designed for human health applications. Under two of these licenses we pay periodic license maintenance fees.

In addition, we have entered into two non-exclusive worldwide license agreements with third parties covering patents that apply either to components of our laser or our disposable patient interface, as applicable. We pay royalties on the sale or lease of our laser or the sale of our disposable patient interface, as applicable, under these license agreements and are also required to pay a minimum amount of royalties per year.

On July 15, 2004, we entered an agreement to acquire a fully-paid royalty-free irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for aggregate consideration of $2,000,000. Upon closing this agreement on July 15, 2004 we recorded a charge of $765,000, which is included within research and development expenses in 2004, related to the settlement of the contract disputes and capitalized $1,235,000, which is included within total long-term assets at December 31, 2004, associated with acquired licenses in accordance with the terms of the agreement.

On August 23, 2004, the United States Patent and Trademark Office, or PTO, granted a request for re-examination with respect to U.S. Patent RE 37,585, one of the four U.S. patents licensed to us by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. Re-examination may result in the scope of protection and rights provided by the patent license being lost or narrowed. The irrevocable license we acquired and the payment we made pursuant to the July 15, 2004 license agreement will not be affected by the granting of re-examination, regardless of the outcome. Although we believe that the intellectual property covered by the patent subject to the re-examination is important to our business, if this patent is invalidated there will be no effect on our ability to sell our products. However, invalidation or narrowing of this patent might allow others to market competitive products that would otherwise have infringed the patent.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages or discontinue the manufacture and sale of our products. Even if we were to prevail, any litigation could be costly and time consuming and would divert the attention of our management and key personnel from our business operations. Our success also will depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If any key aspect of our product offering is found to infringe the patents of others, our development, manufacture and sale of our product offering could be severely restricted or prohibited. In addition, third parties including our competitors may independently develop similar technologies. Because of the importance of our patent portfolio to our business, we may lose market share to our potential competitors if we fail to protect our intellectual property rights.

If an entrant with products or technology directly competitive to our products or technology should arise, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our product offering does not infringe other parties’ patents and proprietary rights, our product offering and related methods may be covered by patents held by others. In addition, third parties may assert that future products we may market infringe their patents.

Further, a patent infringement suit brought against us may force us to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize such potential products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Under our license agreements with Escalon Medical and the University of Michigan, we are obligated to indemnify the party granting the license against claims, losses and expenses arising out of the manufacture, use, sale or other disposition by us of the products we manufacture using the licensed technology, out of any other person’s use of the products we manufacture, or our other use of the licensed technology or patents. Under our license agreement with Mr. Shui Lai, we are obligated to indemnify Mr. Lai against claims, losses and expenses arising out of the distribution of the products we manufacture using the licensed technology.

Trademarks

We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our product offering, which include, among others, IntraLase®, INTRALASE® FS, IntraLASIK® and The New Shape of Vision®, as well as our dot and swoosh mark. Generally, elements of our product offering are marketed under one of these trademarks or brand names.

Manufacturing

We have one manufacturing facility located in Irvine, California where our INTRALASE® FS laser is assembled and tested and our IntraLASIK® software program is designed, programmed and tested. This facility is also where we assemble in a semi-automated process the metal cone and glass lens for our disposable patient interface, the components of which are manufactured by outside vendors. We then ship the disposable patient interface to a third party for sterilization and packaging.

We have approximately 64 employees in operations, regulatory and quality assurance. At our current rate of growth, we anticipate that we will need to expand our manufacturing capacity, and as such on January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California. See further discussion at Part I, Item 2 – Properties.

We purchase all of the components used in the manufacture and assembly of our product offering from outside vendors. These outside vendors produce the components we require, including the printed circuit boards and objective lens used in the laser and the metal cone, glass and packaging used for our disposable patient interface, to our specifications and in many instances to our design. Our quality assurance personnel audit our vendors for conformance to our specifications, policies and procedures and inspect and test the components at various steps in the manufacturing and assembly cycle. This process facilitates compliance with the regulatory requirements for the manufacturing and sale of our product offering.

A minor portion of components for our laser product are made by sole source vendors. Although these components constitute only a small portion of the total components in our product offering, these components are integral to the success of our product offering and as a result our success is tied to our continuing ability to obtain supplies of these components. We have never experienced any significant disruption in supply of any of our components. We endeavor to manage the risk of single sources by maintaining inventories in excess of lead time requirements and by maintaining good vendor relationships. In addition, we continuously seek to identify and qualify additional suppliers based on our volume requirements. We purchase our product inventories through standard purchase orders and do not currently have agreements with our outside vendors. In the event of any disruption in our vendor relationships, arrangements for additional or replacement suppliers for some of these parts may not be achieved quickly and our business could be harmed by such delays. See “Risk Factors—Risks Related to our Business—We depend on certain single-source suppliers and manufacturers for key components of our laser, and the loss of any of these suppliers or manufacturers, or their inability to supply us with an adequate supply of materials, could harm our business.”

Research and Development

We believe that research and development activities are essential to maintaining and enhancing our business, including sponsoring clinical studies to validate our existing product offering and developing potential new applications for our technology. Our research and development group consists of 37 individuals with research, engineering, medical and regulatory affairs experience. Our research and development expenses, including regulatory and clinical trial expenses, were approximately $12.7 million in 2004, $9.1 million in 2003 and $9.0 million in 2002.

Competition

Although we believe that our product offering has substantial advantages over existing and prospective corneal flap creation technologies, we face, and will continue to face, intense competition from medical device companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. The principal elements of competition in the surgical vision correction market include safety, quality, functionality, better outcomes, support and service, the ability to develop new technologies and new therapeutic applications, as well as pricing. We believe that overall we compete favorably with respect to the increased safety, precision and visual acuity achieved when using our laser technology and our extensive support structure.

The principal sources of this competition are as follows:

Competition in Creating the Corneal Flap

•	Microkeratome companies. Principal microkeratome manufacturers and suppliers with whom we compete include Bausch & Lomb, with approximately half of the U.S. microkeratome and blade market, Moria/Microtech, the second largest supplier of microkeratomes and blades in the U.S. market, Advanced Medical Optics and Nidek. We believe that these microkeratome manufacturers will continue to enhance and further develop microkeratomes to improve performance and accuracy to compete with our laser. Microkeratomes are less expensive than our laser, although surgeons typically need to purchase more than one microkeratome machine because the machine must be serviced at the manufacturer’s location. In addition, our competitors may offer microkeratome systems at a lower price, may in the future price their microkeratome systems as part of a bundle of products or services, including the excimer laser used in the second step of LASIK surgery, or may enhance or further develop products to improve performance and accuracy of their existing product to compete against us. Some of these competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have.

•	Other competing technologies. We are aware of other companies that have developed alternative technologies that may in the future compete with us in the creation of the corneal flap, including other ultra-fast lasers and high pressure water jets. However, based on the lack of any published studies or articles, demonstrations, or any other affirmative indication from these companies that they are delivering a commercial product into the marketplace, we do not believe that these companies have yet fully commercialized their products. Even if they are able to fully commercialize their products, they may not be able to successfully compete against our product offering.

Competition Against LASIK

Because our technology is used in the first step of the LASIK surgery, we also compete against other vision correction technologies that bypass the need for the creation of the corneal flap. LASIK competes with other treatments such as eyeglasses, contact lenses and other surgical techniques. Such techniques include corneal inlays and epithelial flaps, which are currently in the early stages of commercialization and do not have a significant presence in the market.

Government Regulation

Our product offering is regulated as a medical device. Accordingly, our product design and development, testing, labeling, manufacturing, processes, promotional activities and sales are regulated extensively by government agencies in the United States and other countries in which we market and sell our product offering. We have clearance from the U.S. Food and Drug Administration, or FDA, to market our laser in the United States. We also have the approvals necessary to sell our product offering in the European Union and other international markets in which we currently sell our product offering.

United States

In the United States, the FDA regulates the design, manufacture, distribution, quality standards and marketing of medical devices. FDA regulation includes, among other things, post-market surveillance and adverse event reporting requirements.

There are two principal methods by which FDA regulated devices may be marketed in the United States: 510(k) clearance and pre-market approval, or PMA. To obtain 510(k) clearance, we must demonstrate that our product offering is substantially equivalent to a previously cleared 510(k) device or other appropriate predicate device. A PMA application is a longer and more complicated process, and is required for a device that does not qualify for 510(k) clearance. We intend to utilize the 510(k) notification procedure whenever possible. To date, all components of our product offering have qualified for 510(k) clearance, and have not required a PMA application.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance, or could even require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing or recall the modified device until 510(k) clearance or a PMA is obtained.

We received 510(k) clearance in December 1999 to market our INTRALASE® FS laser and our disposable patient interface in the United States. In addition, we have received 510(k) clearances for the creation of channels for intracorneal ring segments and for lamellar keratoplasty, both of which are used in therapeutic corneal procedures. As we develop new products and applications or make significant modifications to our existing product offering, we will need to obtain the regulatory approvals necessary to market such products for vision correction and other medical procedures in our target markets.

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

•	the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution;

•	quality system regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against promoting products for unapproved or “off-label” uses;

•	medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	reporting of corrections and removals of devices that are intended to reduce a risk to health.

We also are subject to unannounced inspections for our U.S. facility by the FDA and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of our subcontractors.

Our laser is a radiation emitting product as well as a medical device. Therefore, we are also regulated by the FDA under the Radiation Control for Health and Safety Act. This law is intended to ensure that medical devices are safe and effective and seeks to reduce unnecessary exposure to radiation from medical, occupational, and consumer products.

If we do not comply with the FDA’s regulatory requirements we may be subject to an FDA enforcement action, which may include any of the following sanctions:

•	fines, injunctions and civil penalties;

•	recall or seizure of our product offering;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals that are already granted;

•	suspension in the issuance of export certificates; and

•	criminal prosecution.

To date, we have not been subject to any material enforcement action by the FDA.

International

Sales of our laser-based product offering outside the United States are subject to the regulatory requirements of the foreign country or, if applicable, the harmonized standards of the European Union. These regulatory requirements vary widely among countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. In Europe, the 25 member countries of the European Union have promulgated rules that require medical products to receive the certifications necessary to affix the CE Mark to the device. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO standards for quality assurance and manufacturing processes is one of the CE Mark requirements. We are licensed to apply the CE Mark to our product offering in accordance with the European Medical Device Directives, which permits us to commercially distribute our lasers throughout the European Union and to perform the flap procedure using our product offering. We rely on foreign regulatory approvals and export certifications from the FDA to comply with certain regulatory requirements in several foreign jurisdictions, such as Australia, Canada, Korea, Taiwan and countries in Western Europe. We intend to meet applicable foreign country regulatory requirements for our product offering.

Other Regulatory Requirements

We also are subject to extensive and frequently changing regulations under many other laws administered by U.S. and foreign governmental agencies on the national, state and local levels, including requirements regarding occupational health and safety and the use, handling and disposing of toxic or hazardous substances.

Product Liability Insurance

We maintain product liability insurance with respect to our product offering with a general coverage limit of $5 million in the aggregate. Since commencing the sale of our systems, no material product liability claims have been initiated against us.

Employees

As of December 31, 2004, we had 202 full-time employees and 8 full-time equivalent consultants, most of whom are located in our facilities in Irvine, California, with the exception of worldwide-based sales, field service and clinical applications personnel. We have 28 sales and marketing employees; 37 research, development and engineering employees; 18 regulatory affairs and quality assurance employees: 45 technical services, field services and clinical applications employees: 46 operations employees and 28 general and administrative employees. None of our employees is represented by a collective bargaining agreement and we have not experienced any work stoppage. We believe that we have good relations with our employees.

Available Information

Our website is located at www.intralase.com. We make available free of charge through this website all of our SEC filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. You also may obtain all our SEC filings free of charge via EDGAR through the SEC website at www.sec.gov.

Risk Factors

Risks Related to our Industry

Our success depends upon the continued acceptance of LASIK surgery.

Our business depends upon continued market acceptance of LASIK surgery by both surgeons and patients in the United States and international markets. LASIK surgery has only been approved since 1995 and commercially available since 1996 and, to date, has penetrated approximately 7% of the eligible U.S. population. We believe that if market acceptance of LASIK surgery declines, demand for our product offering by LASIK surgery practices and potential patients will decline, resulting in a decrease in our revenues.

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

We believe a significant number of U.S. patients pay for LASIK surgery with pre-tax dollars pursuant to plans sponsored under Section 125 of the Internal Revenue Code. These plans are commonly referred to as cafeteria plans. Changes in the U.S. tax laws or regulations governing cafeteria plans could reduce or eliminate the ability of patients to use pre-tax dollars to pay for LASIK surgery, resulting in an increase in the total cost borne by patients, which would likely reduce the volume of LASIK surgeries, and thus demand for our per procedure fee inclusive of a disposable patient interface, which would have a material adverse effect on our business, financial condition and results of operations.

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

In the three months ended December 31, 2004, we captured approximately 16% of the U.S. market for creating the corneal flap. We believe that LASIK surgeons may not continue to adopt our product offering unless they determine, based on experience, clinical data and studies and published journal articles, including peer review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. A small number of surgeons have informed us, based on their experiences, of the following issues with our product offering when compared to the traditional microkeratome approach:

•	surgeons may need to perform multiple procedures with our product offering to become skilled with our laser and related techniques; and

•	the overall procedure to prepare the patient and create the corneal flap with our laser may take slightly longer per patient.

LASIK surgeons also must determine that the advantages and benefits of our product offering outweigh the increased costs associated with switching to our technology from the microkeratome. The microkeratome device costs between $40,000 and $60,000 per device, and, because the devices must be cleaned after each patient use and must be returned to the manufacturer for any service, LASIK surgeons typically purchase multiple devices to ensure a device is available for each surgery being performed. In comparison, our laser costs approximately $375,000. Additionally, using the microkeratome results in a cost between $25 and $50 per procedure to purchase the disposable blades, while our per procedure fee inclusive of a disposable patient interface costs new LASIK surgeons approximately $160 per procedure. The additional costs associated with our product offering could hinder continued adoption of our technology by LASIK surgeons, which would have a material adverse effect on our business, financial condition and results of operations.

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

Presently unknown side effects related to the use of our laser could emerge in the future.

Use of the INTRALASE® FS laser to create the LASIK flap is a relatively new technique. Consequently there is no long term follow up data beyond five years that might reveal unknown side effects or complications associated specifically with this technique. The possibility of unfavorable side effects, and any concomitant adverse publicity, could seriously harm our business. In addition to the potential side effects and complications associated with LASIK generally, some LASIK surgeons have observed incidents of transient light sensitivity in patients treated with our system, although this has affected only a small percentage of patients and appears to resolve quickly with treatment. Any future reported adverse outcomes or pattern of side effects involving the use of our laser specifically, or with respect to LASIK procedures generally, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, since our product offering is used in the first step of LASIK surgery, we also compete with other vision disorder treatments that compete with LASIK, such as eyeglasses, contact lenses and other surgical products and techniques. Such techniques include corneal inlays and epithelial flaps, which are currently in the early stages of commercialization. If any of these alternative treatments result in decreased demand for LASIK surgery, this would decrease demand for our product offering. In addition, medical companies, academic and research institutions and others could develop new therapies, medical devices or surgical procedures that could potentially render LASIK surgery obsolete. Any such developments would have a material adverse effect on our business, financial condition and results of operations.

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

Measures we take to ensure collection of per procedure charges may be inadequate.

Generating per procedure revenues from our installed base of lasers is a key aspect of our business. We charge our customers a per procedure fee for each eye treated. This fee is inclusive of our disposable patient interface, which is intended to be used on a single eye and discarded. We typically charge our customers procedure fees based on our shipments to them of per procedure disposable interfaces.

We believe that a small percentage of our customers, in an effort to avoid procedure fees, are using a single patient interface to treat multiple eyes. If this practice (or other fee avoidance practices) were to proliferate, it could have a material adverse affect on our business.

Our proprietary IntraLASIK® software contains a feature which we must periodically reprogram to enable the laser to function. The frequency of reprogramming is determined solely by us on a laser by laser basis. Our software also tracks the number of procedures each laser has performed. This allows us to identify and address procedure fee violations. We are continuing to augment these capabilities through remote activation and other means. However, if these capabilities prove inadequate, or if other fee avoidance methods are devised which we are unable to detect or counter, this could have a material adverse affect on our business. By way of example, circumstances that could potentially hamper our enforcement efforts include: theft or disclosure of confidential passwords, improper or unauthorized tampering with laser hardware or software, lack of cooperation from international distributors, inability to obtain access to lasers in the field, legal impediments imposed by foreign jurisdictions and/or counterfeit patient interfaces.

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

Third parties could assert infringement or misappropriation claims against us with respect to our current or future product offerings, whether or not such claims are valid. We cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future product offerings that are found to infringe. If a court determined, or if we independently discovered, that our product offering violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offering to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe. Even if obtaining a license were feasible, it may be costly and time-consuming. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and/or our customers from making, using, selling, offering to sell or importing our product offering, or could enter orders mandating that we undertake certain remedial activities. A court also could order us to pay compensatory damages for such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

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

We are growing rapidly. In 2004 we sold or leased 111 lasers and sold 191,861 per procedure fees inclusive of a disposable patient interface; in 2003, we sold or leased 67 lasers and sold 84,230 per procedure fees inclusive of a disposable patient interface; and in 2002, we sold 35 lasers and 29,622 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

If we continue to grow, our current facilities are unlikely to be adequate for our needs. As a result, on January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet. The lease is for a period of ten years and four months beginning May 1, 2005. Any delays in moving into this new facility could cause us to incur additional expenses and could divert management time and energy from the operation and growth of our business. In addition, our expected growth will require us to hire, train and manage additional qualified personnel sufficiently in advance to be in a position to meet the requirements of such growth. Continued growth also will require us to improve existing, and implement new operating, financial and management information controls, reporting systems and procedures, and effectively manage multiple relationships with our customers, suppliers and other third parties. In addition, our anticipated growth may strain the ability of our suppliers to deliver an increasingly large supply of components in accordance with agreed-upon specifications on a timely basis. Additional growth may also prevent us from being able to respond to new opportunities and challenges quickly.

If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition and results of operations.

We plan to expand further into markets outside the United States, which subjects us to additional business and regulatory risks.

Our international sales commenced in 2003 and represented 29% of our total revenues in 2004 and 18% of our total revenues in 2003. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe and the Middle East.

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

All of our operations are currently and, with our new lease signed in 2005, will continue to be conducted at a single location. We take precautions to safeguard our existing facility and intend to take substantially similar precautions at any new or additional facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural disaster, such as an earthquake or fire could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires and other natural disasters and the property and business interruption insurance we maintain may not be adequate to cover our losses in any particular case.

A loss of key executives or failure to attract qualified personnel could limit our growth and adversely affect our business.

Our future success depends in part on the continued service of key personnel, particularly our Chief Executive Officer, Robert Palmisano, our Chief Technical Officer and co-founder, Tibor Juhasz, our Medical Director and co-founder, Ron Kurtz, as well as our sales and marketing executives and our regulatory and compliance officer. We do not have employment agreements with any of our employees other than with our Chief Executive Officer; our Executive Vice President, Chief Operating Officer; our Senior Vice President and General Counsel; our Vice President, Corporate Communications and Investor Relations; and our Vice President, Human Resources; and we do not have key person insurance on any of our executives. The loss of any one or more of these individuals could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals. Furthermore, our future growth will depend in part upon our ability to identify, hire and retain additional key personnel, including qualified management, research and other highly skilled technical personnel.

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

We have incurred significant operating losses every year since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004, $12.0 million in 2003 and $12.0 million in 2002. As of December 31, 2004, we had an accumulated deficit of approximately $63.4 million. In order to achieve profitability, we will need to significantly increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our INTRALASE® FS laser. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have internally reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe such limitations should not be significant. Based on our review, we believe that as of December 31, 2004 approximately $55.5 million of net operating loss carryforwards were available to us for federal income tax purposes. Based on the size and price of our initial public offering, which was effective October 6, 2004 and closed October 13, 2004, we may trigger the annual limitations imposed by Section 382 and may limit our ability to use our remaining net operating loss carryforwards to approximately $15.3 million annually. In addition, any future ownership changes may affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, our income will be subject to tax earlier, resulting in lower net income.

Changes to our accounting for stock options will adversely affect our earnings and may adversely affect stock price.

We currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, in December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004) that will require us to expense the fair value of stock options granted. If we were to change our accounting policy in accordance with the existing SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, our operating expenses would increase by approximately $509,000 and $168,000 for 2004 and 2003, respectively. We believe the adoption of SFAS No. 123 (Revised 2004) will have a material impact on our results of operations

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, are expected to result in increased costs to us as a public company. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. Additionally, unearned deferred stock compensation for non-employees is periodically remeasured through the vesting date under current and future accounting rules. This periodic remeasurement could have a significant impact on our results of operations.

Item 2—Properties

We lease 41,400 square feet of office and manufacturing space for our corporate, research and development and manufacturing headquarters in Irvine, California, under a five-year renewable lease, the initial term of which expires on October 31, 2005. It is not our intention to renew this lease at the end of the lease term. To address our expected increased demand for administrative offices and manufacturing capacity, we have rented 11,449 square feet of additional office space nearby on a month-to-month basis, and on January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet. The lease is for a period of ten years and four months beginning May 1, 2005. We believe the new facility will be adequate to meet our current requirements.

Item 3—Legal Proceedings

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

We are currently involved in litigation with Escalon Medical Corp., tentatively set for trial in May of 2005. On June 10, 2004, we received notice from Escalon of its intent to terminate our license agreement unless we paid in full certain royalties which Escalon believes we owe under the license agreement. Escalon seeks payment of approximately $645,000 in additional royalties and other expenses, and seeks additional royalties for future periods that would, if Escalon prevailed on all aspects of their claims, represent an increase in the royalties paid to them by approximately one percent of revenues, and a subsequent one percent reduction in our future gross margins and operating profits. On June 21, 2004, we filed a complaint for declaratory relief and a preliminary injunction and a temporary restraining order to prevent Escalon from terminating our license agreement until the court rules. Escalon subsequently agreed to stipulate to the temporary restraining order to prevent an immediate termination of the license agreement until a preliminary injunction hearing. On October 29, 2004, the court accepted a second stipulation by the parties to waive the preliminary injunction hearing. This second stipulation precludes Escalon from declaring a breach on this dispute pending a trial or dispositive ruling by the court.

On February 7, 2005, the parties submitted cross motions for summary judgment to the court. On March 1, 2005, the court entered its order on the parties’ cross-motions for summary judgment, ruling on the majority of issues in the case. The court ruled in our favor on some issues and in Escalon’s favor on others. We believe that neither the court’s order nor the ultimate resolution of the case will have a material adverse effect on our business, financial condition and results of operations. Our financial statements were not affected at December 31, 2004.

On August 23, 2004, the United States Patent and Trademark Office, or PTO, granted a request for re-examination with respect to U.S. Patent RE 37,585, one of the four U.S. patents licensed to us by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. Re-examination may result in the scope of protection and rights provided by the patent license being lost or narrowed. The irrevocable license we acquired and the payment we made pursuant to the July 15, 2004 license agreement will not be affected by the granting of re-examination, regardless of the outcome. Although we believe that the intellectual property covered by the patent subject to the re-examination is important to our business, if this patent is invalidated there will be no effect on our ability to sell our products. However, invalidation or narrowing of this patent might allow others to market competitive products that would otherwise have infringed the patent.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol “ILSE” since October 7, 2004.

The following table shows the high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

Quarter Ended	High	Low
December 31, 2004	$23.48	$13.00

As of March 21, 2005, there were 100 holders of record based on the records of our transfer agent.

We have never paid cash dividends on our common stock. We currently anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth all purchases made by us of our common stock during each month within the fourth quarter of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

Month	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October	12,008	$1.36	—	—
November	—	—	—	—
December	—	—	—	—

Total	12,008	$1.36	—	—

(1)	Represents shares repurchased from an employee.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

(a)	Recent Sales of Unregistered Securities

For a listing of our sales of unregistered equity securities during fiscal 2004 see our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(b)	Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-116016) that was declared effective by the Securities and Exchange Commission on October 6, 2004. On October 13, 2004, 7,295,447 shares of common stock were sold on our behalf and for our account at an initial public offering price of $13.00 per share, for an aggregate net offering price of $88.2 million. In addition, 336,314 shares of our common stock were sold for the account of the Regents of the University of Michigan and the Wolverine Venture Fund for an aggregate net offering price of $4.07 million. The managing underwriters for the offering were Banc of America Securities LLC, Wachovia Capital Markets LLC, First Albany Capital Inc. and ThinkEquity Partners LLC. The amounts sold on October 13, 2004 included the exercise of the underwriters’ over-allotment option. The offering did not terminate until the sale of all the registered securities set forth above to the underwriters. As of December 31, 2004, all of the net proceeds from this offering were invested in short-term, high-grade interest-bearing marketable securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 6—Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2004 were derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results to be expected for any future periods and should be read in conjunction with the audited consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues:
Product revenues	$59,968	$25,429	$18,002	$1,326	$—
Research contracts	—	—	100	445	921

Total revenues	59,968	25,429	18,102	1,771	921
Costs of goods sold	34,491	17,070	13,307	1,716	—

Gross margin	25,477	8,359	4,795	55	921

Operating expenses:
Research and development	12,719	9,117	9,011	9,894	7,628
Selling, general and administrative	23,352	11,212	7,971	6,239	2,995

Total operating expenses	36,071	20,329	16,982	16,133	10,623

Loss from operations	(10,594)	(11,970)	(12,187)	(16,079)	(9,702)
Interest and other income, net	427	69	299	346	436

Loss before provision for income taxes	(10,167)	(11,901)	(11,888)	(15,733)	(9,266)
Provision for income taxes	30	23	24	1	1

Net loss	(10,197)	(11,924)	(11,912)	(15,734)	(9,267)
Accretion of preferred stock	(45)	(60)	(57)	(40)	(20)

Net loss applicable to common stockholders	$(10,242)	$(11,984)	$(11,969)	$(15,774)	$(9,287)

Net loss per share applicable to common stockholders—basic and diluted(1)	$(1.28)	$(5.66)	$(6.82)	$(11.17)	$(12.17)
Weighted average shares outstanding—basic and diluted(1)	8,008,494	2,118,898	1,755,873	1,412,412	763,319

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$92,014	$11,893	$26,008	$9,203	$17,681
Working capital	94,053	14,791	29,722	11,581	18,242
Total assets	118,212	29,957	37,301	19,005	21,449
Long-term debt, less current portion	—	448	192	498	—
Redeemable convertible preferred stock	—	73,261	73,201	43,268	33,244
Total stockholders’ equity (deficit)	102,294	(52,011)	(40,371)	(28,842)	(13,238)

(1)	Please see note 1 of the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the determination of the number of shares used in computing per share data.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements as defined within the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or implied. Those risks and uncertainties include, but are not limited to: the degree of continued acceptance of LASIK surgery; potential complications revealed by long term follow up; general economic conditions; changes in federal tax laws governing the ability of potential LASIK patients to use pre-tax dollars to pay for LASIK surgery; the scope of government regulation applicable to our products; the extent of adoption of our product offering by LASIK surgeons; patients’ willingness to pay for LASIK surgery; our ability to compete against our competitors; the effectiveness of our measures to ensure full payment of procedure fees; the occurrence and outcome of product liability suits against us; our ability to adequately protect our intellectual property; whether we become subject to claims of infringement or misappropriation of the intellectual property rights of others; the continued availability of supplies from single-source suppliers and manufacturers of our key laser components; the ability of our managers, operations and facilities to manage our growth; the success of our expansion into markets outside the United States; whether we lose any of our key executives or fail to attract qualified personnel; or if our new products or applications fail to become commercially viable.

Overview

Background

We are a medical device company focused on the design, development and marketing of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is used to create the corneal flap in the first step of LASIK surgery. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our INTRALASE® FS laser, our IntraLASIK® software and our disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003. In the three months ended December 31, 2004, we captured approximately 16% of the U.S. market for LASIK corneal flap creation.

Our quarterly laser sales or leases, cumulative lasers installed and per procedure patient interface units in 2002, 2003 and 2004 by territory were as follows:

	2002				2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Laser Sales/Leases Per Quarter
US	8	8	7	12	4	20	12	21	12	19	18	21
International	—	—	—	—	1	2	2	5	5	11	9	16

Total Placements	8	8	7	12	5	22	14	26	17	30	27	37

Cumulative Lasers Installed
US	12	20	27	39	43	63	75	96	108	127	145	166
International	—	—	—	—	1	3	5	10	15	26	35	51

Total Lasers Installed	12	20	27	39	44	66	80	106	123	153	180	217

Total Per-procedure Patient Interface Units Sold	3,870	5,240	8,966	11,586	15,486	19,208	22,164	27,372	41,094	48,422	49,927	52,418

Since inception we have been unprofitable. We incurred net losses applicable to common stockholders of approximately $15.8 million in 2001, $12.0 million in 2002, $12.0 million in 2003 and $10.2 million in 2004. As of December 31, 2004, we had an accumulated deficit of approximately $63.4 million.

Initial Public Offering of Common Stock

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $86.1 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The proceeds were net of the payment of expenses for the initial public offering of $2.2 million. The net proceeds of the offering were used for the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000 due within 15 days of the initial public offering. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock.

Revenues

We generate revenues primarily from the sale or lease of our INTRALASE® FS laser and the sale of our per procedure fee inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Year Ended December 31,
	2002		2003		2004
	Units	Revenue	Units	Revenue	Units	Revenue
INTRALASE® FS laser	35	$14,296,738	67	$14,777,010	111	$33,237,551
Per procedure disposable patient interface	29,662	3,354,242	84,230	9,115,731	191,861	22,256,211
Product maintenance	—	351,483	—	1,536,723	—	4,474,512
Research contracts	—	100,000	—	—	—	—

Total revenues		$18,102,463		$25,429,464		$59,968,274

We target the most active LASIK surgery practices in the United States and in key international markets to adopt our product offering in order to generate recurring business from our per procedure disposable patient interfaces. We expect that, even with increased sales and leases of our INTRALASE® FS laser, repeat revenues from the higher gross margin per procedure fees inclusive of disposable patient interfaces will continue to increase as a percentage of our total revenues, which will, in turn, drive higher overall gross margin.

Terms of Sale and Revenue Recognition

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases, either directly or through third-party financing companies. Leases typically have terms of 36 to 39 months, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or by fiscally-sound third-party financing companies upon acceptance by our customers, however, we will extend terms to third party financing companies, institutions or well established corporate customers, primarily to adhere to the customer’s internal payment processes. No customer accounted for more than 10% of revenue in 2004 or 2003. In 2002, revenues generated from products sold to De Lage Landen Financial Services accounted for 69% of our total revenues.

In 2004, 85% of our new laser sales or leases were sales, representing 96% of our total laser revenues, and 15% were operating leases, representing 4% of our total laser revenues. In comparison, in 2003, the first year in which we began leasing lasers on a direct basis, 52% of our new unit placements were sales, representing 96% of our total laser revenues, and 48% were operating leases, representing 4% of our total revenues.

Outside the United States, we sell to our international distributors and, in selected instances, directly to LASIK surgery practices. Payment terms are cash in advance or irrevocable letter of credit. However, on occasion, we have granted limited terms to distributors, usually for less than net 10 days to ensure shipment by a specified carrier.

•	Revenue recognition. For the lasers we sell directly, we recognize revenue when the equipment has been delivered, installed and accepted at the customer location. Revenues from our leased lasers are recognized ratably over the term of the lease, commencing immediately after the laser is installed and accepted by the customer. For laser sales to a distributor, revenues are recognized when the laser is shipped and title has transferred to the distributor.

Per procedure fee and disposable patient interface

•	Terms of sale. Our customers order per procedure fees inclusive of disposable patient interfaces directly from us as needed. In the United States, payment is typically due 30 days after shipment and the per procedure fee inclusive of a disposable patient interface is non-refundable. A small percentage of our U.S. customers have agreed to a minimum monthly purchase requirement for per procedure fees inclusive of disposable patient interfaces. International customers pay for their per procedure fees inclusive of disposable patient interfaces cash in advance or by irrevocable letter of credit.

•	Revenue recognition. Revenue from the sale of our per procedure fees inclusive of disposable patient interfaces is recognized upon shipment, and when title has passed in accordance with sales terms. We do not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for sales outside the United States. Where we provide maintenance, maintenance agreements are renewable annually and are required at all times for the continued use of our laser and receive on-going maintenance and support. Prior to 2003, when we sold our lasers we would establish a provision for warranty expense for related maintenance. Commencing in 2003 and in conjunction with establishing an annual maintenance program for our lasers, we began deferring the fair value of the maintenance agreement and amortizing the deferred maintenance amounts over the twelve-month maintenance period. As a result, in 2003 our deferred revenues increased while our accrued expenses associated with warranty decreased.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance agreement.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of December 31, 2004, we had sold or leased 166 lasers in the United States and we had sold 51 internationally, primarily in the Asia-Pacific region, Europe and the Middle East. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our gross margin.

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

Per procedure fees and disposable patient interfaces. Sales of our per procedure fees inclusive of disposable patient interfaces are also seasonal. The first quarter typically shows an increase in volume in the United States. We believe this is because many potential LASIK patients in the United States access annual funding accounts established under Internal Revenue Code Section 125 pre-tax medical savings plans, or cafeteria plans, to purchase LASIK surgery, as LASIK surgery is not generally paid for through insurance programs or government reimbursement. The second and fourth quarter do not show any significant seasonal change. However, procedure volume is slower during the third quarter, as surgeons in the United States and internationally typically take increased vacation time during the summer.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
Revenues:
Product revenues	99.4%	100.0%	100.0%
Research contracts	0.6	0.0	0.0

Total revenues	100.0	100.0	100.0

Costs of goods sold	73.5	67.1	57.5
Gross margin	26.5	32.9	42.5
Operating expenses:
Research and development	49.8	35.9	21.2
Selling, general and administrative	44.0	44.1	39.0

Total operating expenses	93.8	80.0	60.2

Loss from operations	(67.3)	(47.1)	(17.7)
Interest and other income, net	1.6	0.3	0.7

Loss before provision for income taxes	(65.7)	(46.8)	(17.0)
Provision for income taxes	0.1	0.1	0.0

Net loss	(65.8)	(46.9)	(17.0)
Accretion of preferred stock	(0.3)	(0.2)	(0.1)

Net loss applicable to common stockholders	(66.1)%	(47.1)%	(17.1)%

Comparison of the years ended December 31, 2004 and December 31, 2003

Revenues

Total revenues increased to $60.0 million in 2004 from $25.4 million in 2003. The increase was attributable to continued market acceptance of our product offering and our further expansion into international markets, primarily in the Asia-Pacific region, Europe and the Middle East, with the European increase due primarily to obtaining our CE mark in the first quarter of 2004. During 2004, we sold or leased 111 lasers and generated $33.2 million in revenues. In comparison, during 2003, we sold or leased 67 lasers and generated $14.8 million in revenues. In 2004, 85% of our total new laser sales or leases were sales, representing 96% of our total laser revenues, and 15% were operating leases, representing 4% of our total laser revenues. In comparison, in 2003, the first year in which we began leasing lasers on a direct basis, 52% of our total new unit placements were sales, representing 96% of our total laser revenues, and 48% were operating leases, representing 4% of our total revenues. The average selling price per laser sold or leased in 2004 increased 36 percent as compared to 2003 primarily because we had 19 fewer leases, which generate revenue over 39 months, in 2004 as compared to 2003. The average selling price per laser excludes the deferral of the fair value of the maintenance agreement from laser revenue, which is amortized over the twelve month warranty period as maintenance revenue, and is also effected by the mix of international distributor sales and domestic sales and the mix of laser leases versus laser sales in the US.

In 2004, we sold 191,861 per procedure fees inclusive of disposable patient interfaces and generated $22.3 million in revenues. In comparison, during 2003, we sold 84,230 per procedure fees inclusive of disposable patient interfaces and generated $9.1 million in revenues. We attribute the increase in sales of per procedure fees inclusive of disposable patient interfaces to an increased installed base of lasers, as we entered 2004 with approximately 2.5 times the installed base of lasers as compared to the same period in 2003. We expect sales of our per procedure fees inclusive of disposable patient interfaces to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers also led to an increase in our maintenance revenues to $4.5 million during 2004, as compared to $1.5 million during 2003. We expect our maintenance revenues to continue to increase as the installed base of lasers increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 42% in 2004 from 33% in 2003. Costs of goods sold, as a percentage of total revenues, decreased due to higher average selling prices for our laser, lower royalty expenses on our laser due to lower amortization costs for our licensing fees as compared to the royalties previously paid to the University of Michigan, lower material costs and lower per unit labor and overhead costs for both our laser and our patient interface in 2004 as compared to the prior year period. Per unit material, labor and overhead costs were lower as the increase in the number of lasers sold or leased and the increase in the number of per procedure fees inclusive of disposable patient interfaces sold resulted in volume discounts for material components and lower fixed overhead costs per unit. Additionally, changes in our laser product reduced vendor material costs.

We expect gross margins to continue to improve for the next several years at rates that are similar to, or slightly lower than, the rates of improvement in gross margin between 2003 and 2004. We believe that the primary drivers of this continued improvement in 2005 will be increases in the percentage of total revenues derived from per procedure fees inclusive of disposable patient interfaces.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses increased by $3.6 million to $12.7 million in 2004 from $9.1 million in 2003. This increase resulted from increased expenses for stock based compensation of $1.3 million, a $765,000 expensed portion of converting a royalty agreement to a full-paid royalty free technology license from the University of Michigan, $698,000 of higher personnel costs, $306,000 to reimburse the selling stockholders for discounts and commissions to underwriters payable by the selling stockholders, $236,000 in increased depreciation expense on higher fixed assets, increased legal fees associated with our intellectual property and licensing agreements of $175,000, increased expenses of $117,000 for regulatory and quality costs incurred in connection with obtaining our ISO EN 13485 certification and CE mark in the first quarter of 2004.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology and human resources. Selling, general and administrative expenses increased by $12.1 million to $23.4 million in 2004 from $11.2 million in 2003. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $2.9 million; an increase in stock based compensation of $2.7 million; an increase in travel, relocation and recruiting fees of $2.6 million; higher marketing, advertising, promotion and event costs of $1.1 million; increase in commissions paid to sales representatives on higher sales totaling $791,000; higher personnel costs primarily for the addition of international sales and sales support personnel totaling $777,000; an increase in facilities expense of $629,000 and higher legal and accounting fees of $486,000.

Stock-Based Compensation

Over the next several years, we will incur non-cash expenses for employee stock-based compensation, decreasing quarterly, for stock-based compensation for stock options determined to have been issued at less than estimated fair value. In addition, we expect to incur stock-based compensation expenses, primarily for options granted to non-employees, that may decrease or increase quarterly, depending upon future fluctuations in our stock price. In December 2004, FASB issued SFAS No 123 (revised 2004) (“SFAS 123R”), Share-Based Payment .We are currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision we will follow upon adoption. SFAS No. 123R will be effective for us beginning in our third quarter of fiscal 2005. Although we will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on our results of operations in amounts not yet determinable. Additionally, unearned deferred stock compensation for non-employees is periodically remeasured through the vesting date under current and future accounting rules. This periodic remeasurement could have a significant impact on our results of operations. See “—Critical Accounting Policies—Stock-Based Compensation.”

Comparison of the Years Ended December 31, 2003 and December 31, 2002

Revenues

Total revenues increased to $25.4 million in 2003 from $18.1 million in 2002. The increase in 2003 resulted from the continued market acceptance of our product offering.

The growth rate of our laser revenues slowed in 2003, notwithstanding our growth in laser unit volume. This resulted from the change in our sales model in early 2003. First, in response to market feedback, we reduced the fixed acquisition price of our laser by approximately 12%. Second, we began placing lasers using operating leases, where we recognize revenues ratably over the term of the lease, which results in a deferral of our laser revenues. These two factors resulted in a 46% decrease in revenues per average laser sold or leased in 2003 as compared to lasers sold in 2002.

During 2003, we also made changes to our model for selling per procedure fees inclusive of disposable patient interfaces, which are purchased on an as-needed basis by surgeons. These changes included increasing the list price of the per procedure fees inclusive of a disposable patient interface by 50% to new customers, introducing a volume discount pricing to higher volume customers, commencing international sales to distributors at a discounted distributor price, and reducing the price to some existing customers for purchases in excess of their expected monthly volumes. This new pricing model resulted in an overall 4% decrease in the average sales price of each per procedure fee inclusive of a disposable patient interface in 2003 compared with 2002.

Revenues associated with maintenance services increased to $1.5 million in 2003 from $351,000 in 2002 primarily from the increase in our installed base of lasers. During 2003, our cost of providing maintenance services approximated our maintenance revenues.

Gross Margin

Gross margin was 33% of total revenues in 2003 and 26% in 2002. The increase in gross margin to 33% in 2003 from 26% in 2002 was primarily due to a $5.7 million increase in sales of our per procedure fee inclusive of a disposable patient interfaces, which have a higher gross margin than our lasers. This was an increase as a percentage of total revenues from to 36% in 2003 from 19% in 2002. In addition, the gross margin of our per procedure fee inclusive of a disposable patient interface improved by approximately 10% due to cost savings associated with higher volume purchasing and manufacturing. The improvement in gross margin was offset in part by lower revenues per average laser sold or leased of approximately 46%, resulting in a 42% decrease in the gross margin on our laser. In addition, overall gross margins improved as additions to inventory reserves decreased by $1.0 million from 2002 to 2003. The decrease in inventory reserves occurred because, as our products matured, there were fewer design changes and thus fewer components became obsolete. Upon determining component parts are obsolete, we establish a 100% reserve. We believe these components will ultimately be scrapped, and to date, no component parts reserved have been subsequently resold.

Research and Development

Research and development expenses totaled $9.1 million in 2003 and $9.0 million in 2002. The increase in 2003 resulted primarily from higher regulatory spending of $649,000 due to expanded commercial activities requiring a larger regulatory organization, partially offset by lower spending in research and development activities and clinical support studies in the amount of $544,000.

Selling, General and Administrative

Selling, general and administrative expenses totaled $11.2 million in 2003 and $8.0 million in 2002. The increase reflects higher sales and commission costs of $1.7 million in 2003. The increase also reflects higher marketing costs of $828,000 in 2003 associated with increased sales of our product offering, and higher personnel costs of $566,000 in 2003.

Seasonality and Quarterly Results

Our business is seasonal. Sales and leases of our lasers are typically stronger in the second and fourth quarters and sales of our higher gross margin per procedure fees inclusive of disposable patient interfaces are typically stronger in the first quarter and slower in the third quarter. See “—Overview—Seasonality” for a discussion of the reasons for the seasonality of our business.

The following table presents unaudited quarterly information for each quarter of fiscal years 2004 and 2003. This information has been derived from our unaudited financial statements prepared on the same basis as our financial statements, which, in our opinion, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the unaudited quarterly results when read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical operating results are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended
	Mar. 31 2003	June 30 2003	Sept. 30 2003	Dec. 31 2003	Mar. 31 2004	June 30 2004	Sep. 30 2004	Dec. 31 2004
	(unaudited)
	(in thousands, except unit data)
Statements of Operations Data:
New laser placement units	5	22	14	26	17	30	27	37
Per-procedure patient interface units	15,486	19,208	22,164	27,372	41,094	48,422	49,927	52,418

Revenues:
Product revenues	$2,860	$5,690	$6,545	$10,334	$9,485	$15,827	$15,493	$19,163
Total revenues	2,860	5,690	6,545	10,334	9,485	15,827	15,493	19,163
Costs of goods sold	2,146	3,998	4,204	6,722	5,621	9,536	8,499	10,835

Gross margin	714	1,692	2,341	3,612	3,864	6,291	6,994	8,328

Operating expenses:
Research and development	2,053	2,406	2,387	2,272	2,357	2,875	3,772	3,714
Selling, general and administrative	2,256	2,724	2,620	3,611	3,610	5,288	6,361	8,094

Total operating expenses	4,309	5,132	5,007	5,883	5,967	8,163	10,133	11,808

Loss from operations	(3,595)	(3,438)	(2,666)	(2,271)	(2,103)	(1,872)	(3,139)	(3,480)
Interest and other income (expense), net	(12)	41	26	14	17	23	(2)	389

Loss before provision for income taxes	(3,607)	(3,397)	(2,640)	(2,257)	(2,086)	(1,849)	(3,141)	(3,091)
Provision for income taxes	11	5	4	3	8	7	7	8

Net loss	$(3,618)	$(3,402)	$(2,644)	$(2,260)	$(2,094)	$(1,856)	$(3,148)	$(3,099)

Liquidity and Capital Resources

General

We require capital principally for operating our business, working capital and capital expenditures for both the fixed assets used in our business and the revenue-generating assets under our operating leases. Our capital expenditures for fixed assets consist primarily of capitalization of our lasers for use in manufacturing and developing our product offering, and information technology infrastructure and equipment used to support the growth of our business. Additionally, in 2005 we will spend approximately $3.9 million for leasehold improvements related to improvements to our new rental facility in Irvine, California. Our capital expenditures for revenue-generating assets consist of the capitalization of lasers under operating leases. Working capital is required principally to finance accounts receivable and inventory.

Prior to our initial public offering, our operations were funded primarily with proceeds from the issuance of our preferred stock. Cumulative net proceeds from issuances of our preferred stock totaled $73.1 million as of September 30, 2004. In addition, we received government sponsored research grants from inception through 2002, amounting to $2.2 million, cumulatively. From 2001 through December 31, 2004, we generated cumulative gross profit from sales of our product offering of $38.1 million. We have financed purchases of equipment and leasehold improvements through our equipment advance facility.

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $86.1 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The proceeds were net of payments of estimated expenses for the initial public offering of $2.2 million. The net proceeds of the offering were used for the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000 due within 15 days of the initial public offering. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock. The equipment advance facility described above, representing all of our bank debt, was paid in full subsequent to the completion of our initial public offering.

We believe that our current cash and cash equivalents, together with our marketable securities, cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash include purchases of investment-grade securities with diversification among issuers and maturities. We maintain our cash and cash equivalents and marketable securities with two major financial institutions in the United States.

Cash and cash equivalents increased to $26.0 million at December 31, 2004 from $8.9 million at December 31, 2003. This increase was primarily due to the net proceeds from our initial public offering of common stock, partially offset by the purchase of marketable securities and a net loss of $10.2 million in 2004, of which $6.9 million was for non-cash depreciation, amortization and stock-based compensation expenses as well as net changes in other cash flow activities.

Net cash used in operating activities decreased to $2.0 million in 2004 from $8.9 million in 2003. The improvement of $7.0 million was due to a reduction of our net loss by $1.8 million, an increase in non-cash expenses for depreciation, amortization and stock-based compensation of $5.7 million, an increase in accrued expenses of $3.0 million, an increase in deferred revenues of $1.2 million and an increase in accounts receivable of $690,000, offset in part by an increase in inventories of $3.0 million. Accounts payable, accrued expenses and inventories increased as the size of our business, measured by revenues, more than doubled in 2004 as compared to 2003, resulting in higher balances. Deferred revenues increased more in 2004 as compared to 2003, as at December 31, 2004 we had more prepaid operating leases and deferred maintenance than at December 31, 2003.

Net cash used by investing activities was $66.8 million in 2004 as compared to $6.5 million used in 2003. This increase was due to an increase in the purchase of marketable securities of $67.5 million, and increase in the purchase of property, plant and equipment of $1.5 million and a purchase of a $1.2 million technology license. These uses of cash were offset by a decrease in the purchase of equipment under operating leases of $2.9 million as 19 fewer operating leases were entered into during 2004 as compared to 2003 and an increase in proceeds from marketable securities of $5.5 million.

Net cash flows provided by financing activities were $85.9 million in 2004 as compared to $288,000 in 2003. This increase was primarily due to the net proceeds from the issuance of common stock.

Net cash used in operating activities decreased to $8.9 million in 2003 from $11.3 million in 2002. The decrease in 2003 was primarily due to the following factors:

•	an increase of $2.6 million in accounts payable as the volume of our sales and leases increased and we began purchasing more inventory supplies and services;

•	an increase of $1.5 million in deferred revenues in connection with new selling models for which we began receiving maintenance revenues in advance with the payment for the laser and began receiving some operating lease income up front; and

•	increases in other accrued liabilities and depreciation charges consistent with the growth in our business.

The increases in accounts payable, deferred revenues and accrued liabilities and depreciation charges were partially offset by an increase in net accounts receivable of $3.5 million on higher revenues.

Net cash used in investing activities increased by $2.8 million in 2003 from 2002. The increase in 2003 was primarily due to our placing $3.6 million of our lasers under operating leases, partially offset by a net reduction in the purchase of marketable securities of $1.0 million.

Net cash provided by financing activities decreased to $288,000 from $29.7 million in 2002. Net cash flow provided by financing activities decreased in 2003 due to the absence of any preferred stock issuance.

Accounts Receivable

Our accounts receivable days sales outstanding were 34 days at December 31, 2004 and 35 days at December 31, 2003. Our laser sales are typically on the basis of cash in advance, however, we will extend terms to third party financing companies, institutions or well established corporate customers, primarily to adhere to the customer’s internal payment processes, and our per procedure fees inclusive of disposable patient interfaces are typically sold for terms net 30 days from shipment. We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. On that basis, allowance for doubtful accounts as a percentage of gross accounts receivable was 2.1% and 2.7% at December 31, 2004 and December 31, 2003, respectively. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. As revenues from our per procedure fee inclusive of a disposable patient interface increase as a percentage of total revenues, we expect days sales outstanding to increase as we grant payment terms of a longer duration on these revenues than we do on our laser sales. As per procedure fees inclusive of a disposable patient interface revenues increase, we will be exposed to an increased risk of not receiving payment on time for a portion of our sales. In addition, as the percentage of our revenues with longer credit terms increase, we will use more capital resources to fund the increase in accounts receivable outstanding. Payment terms for our sales outside the United States are currently cash in advance or irrevocable letter of credit, resulting in limited exposure to international receivables, which typically take longer to collect. However, on occasion, we have offered limited terms to customers outside the United States, usually for less than net 10 days to ensure shipment by a specified carrier. In the future, were we to offer credit terms internationally similar to those in the United States, our days sales outstanding would likely increase.

Debt

At December 31, 2004, we had a revolving line of credit, which allowed for maximum borrowing of $3.5 million, with a $1.0 million sub-limit to secure a separate revolving line of credit. At December 31, 2004, there were no outstanding balances under the line. The line of credit has a variable rate of interest equal to 1.0% above the bank’s prime rate (6.25% at December 31, 2004) and matured December 31, 2004.

In addition, we had an equipment advance facility, which allowed for maximum borrowing of $1.9 million. The equipment advance facility had variable rates of interest equal to .75% to 1% above the bank’s prime rate, with a minimum rate of 5%. The ability to draw down against the equipment advance facility expired on December 31, 2004, however, the outstanding balance of our equipment advance facility was paid in full and the equipment advance facility was terminated in October 2004 with a portion of our net proceeds from our initial public offering of common stock.

Our loan and security agreement, covering both our revolving line of credit and our equipment advance facility, includes several restrictive covenants, including requirements that we meet certain operating margin goals and that we maintain a quick ratio, as defined in the loan agreement. At December 31, 2003 and December 31, 2004, we exceeded our maximum net loss covenant for the years then ended. The bank waived the requirement that we comply with this covenant for both periods.

On September 29, 2004, we entered into amendments to our loan and security agreement revising our modified quick ratio covenant and our quarterly/annual net loss/profitability covenant for through September 2004 consistent with our expected financial performance due to the incurrence of non-cash stock based compensation expenses that were not anticipated when the original covenants were written. In addition, we received a waiver at December 31, 2004 as to our quarterly/annual net loss/profitability covenant.

We plan to enter into new credit agreements in the future consistent with our business requirements.

Purchase of Technology

On July 15, 2004, we entered into an agreement to acquire a fully-paid royalty-free, irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for an aggregate consideration of $2.0 million. We closed this agreement on July 15, 2004, and recorded a charge of $765,000, which is included within research and development expenses in 2004, related to the settlement of the contract disputes and capitalized $1.235 million associated with acquired licenses in accordance with the terms of the agreement.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Leasehold improvements (1)	$3,859	$3,859	$—	$—	$—
Operating leases (1)	18,532	1,651	3,500	3,491	9,890
Royalty payments (2)	688	124	237	218	109
Employment agreement with Robert Palmisano, CEO	908	507	401	—	—
Employment agreement with Randy Alexander	3	3	—	—	—

	$23,990	$6,144	$4,138	$3,709	$9,999

(1)	On January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet. The lease is for a period of ten years and four months beginning May 1, 2005.
(2)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the uncertainty of the timing and amount of our future earnings, if any. Accordingly, we have established full deferred tax asset valuation allowances as of December 31, 2004 and December 31, 2003 to reflect these uncertainties.

As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $55.6 million and $38.8 million, respectively, and federal and state tax credit carryforwards of approximately $1.6 million and $1.7 million, respectively. Federal tax credit carryforwards will begin to expire in 2005 unless previously utilized. The state credit carryforwards do not expire. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss and credit carryforwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact our ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. See “Risk Factors—Risks Related to our Business—Our ability to use net operating loss carryforwards may be limited.”

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

While our significant accounting policies are more fully described in Note 1 to our financial statements appearing elsewhere within this Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 2.1% and 2.7% at December 31, 2004 and December 31, 2003, respectively as the percentage of accounts receivable determined to be uncollectible decreased. The reserve, as a percentage of gross accounts receivable, decreased from December 31, 2002 to December 31, 2003 as two-thirds of the accounts identified as payment risks at December 31, 2002 brought their accounts current in 2003 and one problem account at December 31, 2002 reduced its outstanding balance, while additional identified accounts with probable risk of non-payment were minor in comparison to total accounts receivable at December 31, 2003. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $433,000 or 0.7% of total revenues in 2004 as compared to $383,000 or 1.5% of total revenues in 2003. Inventory reserves were established in 2001and 2002, in the introductory phases of our product offering as technical design changes and manufacturability changes made certain components obsolete. These additions to inventory reserves were used to cover inventory scrapped. Additions to the inventory reserve have diminished as the product has matured and fewer changes are made to the product to make it easier to manufacture, assemble or otherwise produce. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

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

Stock compensation expense, which is a noncash charge, results from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted as determined using the Black-Scholes valuation model. Stock compensation expense is amortized on a straight line basis over the vesting period of the underlying option, generally four years. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date. We have recorded deferred stock-based compensation representing the difference between the option exercise price and the fair value of our common stock on the grant date for financial reporting purposes. We determined the deemed fair value of our common stock based upon several factors, including operating performance, liquidation preferences of the preferred stock, an independent valuation analysis, the market capitalization of peer companies and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported.

We recorded stock-based compensation charges of $4.5 million in 2004. From inception through December 31, 2004, we recorded amortization of deferred stock compensation of $5.3 million. At December 31, 2004, we had a total of $4.3 million remaining to be amortized over the vesting period of the stock options, of which $2.7 million is subject to periodic remeasurement.

The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which we have recorded deferred compensation are subsequently cancelled or expire, or may increase if the fair market value of our stock increases or we make additional grants of non-qualified stock options to members of our scientific advisory board or other non-employees.

Pro forma information regarding net loss applicable to common stockholders and net loss per share applicable to common stockholders is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 1 to our financial statements contained elsewhere within this Form 10-K. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option-pricing model.

We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share Based Payment, which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the estimated fair value resulting from all share-based payment transactions be recognized in the financial statements. If we had estimated the fair value of the options or restricted stock on the date of grant in our financial statements, and then amortized this estimated fair value over the vesting period of the options or restricted stock, our net loss would have been adversely affected. See Note 1 to our financial statements contained elsewhere within this Form 10-K for a discussion of how our net loss would have been adversely affected.

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

As disclosed more fully in Note 9 to the financial statements contained elsewhere within this Form 10-K, we granted stock options with weighted average exercise prices ranging from $2.87 to $19.68 during the quarterly periods in the twelve months ended December 31, 2004. Also as disclosed, we determined that the weighted average fair value of our common stock increased from $2.87 to $19.68 per share during that period. For stock options issued subsequent to our initial public offering, we have issued, and plan to continue to issue, those options with exercise prices at the closing market price on the date of grant.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Finance Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2004 and December 31, 2003, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and in December 2003, issued FIN 46(R) (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB 51. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. The adoption of FIN 46 and FIN 46(R) did not have a material impact on our financial condition or results of operations, because we are not a beneficiary of any variable interest entities.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. We are currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision we will follow upon adoption. SFAS No. 123R will be effective for us beginning in our third quarter of fiscal 2005. Although we will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on our results of operations in amounts not yet determinable.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB 29, Accounting for Nonmonetary Transactions”. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will evaluate the effect, if any, of adopting SFAS No. 153.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends ARB Opinion No. 43, Chapter, “Inventory Pricing”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, Statement No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our current accounting policies are consistent with the accounting required by SFAS No. 151 and, as such, the adoption of this statement will have no effect on our financial statements.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

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

Item 8—Financial Statements and Supplementary Data

The financial statements required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

The supplementary financial data required by this Item 8 are located under the subheading “Seasonality and Quarterly Results” located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We have established disclosure controls to ensure that material information relating to us is made known to the officers who certify our financial reports, to allow timely decisions regarding required disclosures. As of December 31, 2004, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within IntraLase have been detected.

(b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth information with respect to our executive officers and directors as of December 31, 2004:

Name	Age	Position
Robert J. Palmisano	60	President and Chief Executive Officer, Director
Shelley B. Thunen	52	Executive Vice President and Chief Financial Officer
P. Bernard Haffey	42	Executive Vice President and Chief Commercial Officer
Charline Gauthier, O.D., Ph.D.	42	Executive Vice President and Chief Operating Officer
James Lightman	47	Senior Vice President and General Counsel
Franklin T. Jepson	58	Vice President, Corporate Communications and Investor Relations
Kevin Harley	45	Vice President, Human Resources
Tibor Juhasz, Ph.D.	46	Vice President and Chief Technical Officer
Ronald M. Kurtz, M.D.	41	Vice President, Medical Director
Eric Weinberg	44	Vice President, Marketing and Professional Affairs
William J. Link, Ph.D.(2)	58	Director, Chairman of the Board
Frank M. Fischer(1)(2)	63	Director
Gilbert H. Kliman, M.D.(2)(3)	46	Director
Mark Lortz(1)(3)	53	Director
Donald B. Milder(3)	51	Director
Thomas S. Porter(1)(2)	61	Director

(1)	Member of our audit committee.
(2)	Member of our compensation committee.
(3)	Member of our nominating and governance committee.

Robert J. Palmisano. Mr. Palmisano joined us as our President, Chief Executive Officer and a director in April 2003. From April 2001 to April 2003, Mr. Palmisano was the President, Chief Executive Officer and a director of MacroChem Corporation, a development stage pharmaceutical corporation. From April 1997 to January 2001 Mr. Palmisano served as President and Chief Executive Officer and a director of Summit Autonomous, Inc., a global medical products company that was acquired by Alcon, Inc. in October 2000. Prior to 1997, Mr. Palmisano held various executive positions with Bausch & Lomb Incorporated, a global eye care company. Mr. Palmisano earned his B.A. in Political Science from Providence College.

Shelley B. Thunen. Ms. Thunen joined us as our Chief Financial Officer in May 2001. From January 2000 to January 2001, she was the Executive Vice President, Chief Financial Officer and Corporate Secretary of Versifi, Inc., which designs, develops and markets Java internet infrastructure software. Versifi was acquired by Reef SA/NV in December 2000. From August 1992 to January 2000, Ms. Thunen was the Chief Financial Officer, Vice President of Operations and Corporate Secretary of VitalCom, Inc., a leading manufacturer of computer networks for cardiac monitoring systems. VitalCom was acquired by General Electric Corp. in 2001. Ms. Thunen earned her M.B.A. and her B.A. in Economics from the University of California, Irvine.

P. Bernard Haffey. Mr. Haffey has served as our Executive Vice President and Chief Commercial Officer since July 2004. From March 2003 to July 2004, Mr. Haffey served as our Vice President, Business Development. From September 2001 to September 2002, Mr. Haffey was the Chief Executive Officer of NeuroVision, Inc., an early stage vision therapy company. From September 1997 to December 2000, Mr. Haffey was Executive Vice President, Chief Commercial Officer and Vice President of Marketing and Sales at Summit Autonomous, Inc. Prior to September 1997, Mr. Haffey held key sales and marketing positions with Mentor Corporation, a medical device company serving multiple markets including the ophthalmic market. Mr. Haffey earned his B.A. from Colgate University and his M.B.A. from Cornell University.

Charline Gauthier, O.D., Ph.D. Dr. Gauthier has served as our Vice President, Research, Development and Corporate Affairs since July 2003. After Summit Autonomous Inc. was acquired by Alcon, Inc. in October 2000, Dr. Gauthier was hired by Alcon, Inc. and from October 2000 to December 2001 served as its Vice President and General Manager of the Orlando Technology Center and was responsible for medical lasers and accessories for eye surgery. From April 2000 to October 2000, she was the Executive Vice President and Chief Operations Officer of Summit Autonomous, Inc. From October 1998 to April 2000, Dr. Gauthier was the Chief Operating Officer of Autonomous Technologies Corporation or

ATC. ATC was acquired by Summit Autonomous in April 2000. Dr. Gauthier earned her M.B.A. from Crummer Graduate School of Business, Rollins College, her Ph.D. from the University of New South Wales in Sydney, Australia and her Doctor of Optometry, from the University of Waterloo, Canada.

James Lightman. Mr. Lightman has served as our Senior Vice President and General Counsel since February 2005, From December 2004 to January 2005, Mr. Lightman was the Vice President, Finance and Administration and General Counsel at Amicore, Inc., which provides software and services to physicians. From May 2002 to December 2004, Mr. Lightman was Vice President and General Counsel at Amicore, Inc. From January 2001 to May 2002, Mr. Lightman was Vice President, General Counsel and Secretary at Zaiq Technologies, Inc., a semiconductor design engineering solutions firm. From January 2000 through December 2000, Mr. Lightman was Senior Vice President, General Counsel and Clerk for Summit Autonomous, Inc., a global medical products company that was acquired by Alcon, Inc. in October 2000. Mr. Lightman earned his law degree, cum laude, from Boston University School of Law and his B.S., magna cum laude, from Boston University School of Management.

Franklin T. Jepson. Mr. Jepson has served as our Vice President, Corporate Communications and Investor Relations since July 2004. From February 2004 to July 2004, Mr. Jepson served as Vice President Communications and Investor Relations for ALARIS Medical Systems, Inc., a manufacturer of products for the delivery of intravenous medications that was acquired by Cardinal Health in July 2004. From August 2001 to February 2004, Mr. Jepson worked as an independent financial communications consultant. From November 1999 to August 2001, Mr. Jepson served as Executive Vice President of Golin/Harris International, a public relations firm that provides professional counsel and strategic communications programs worldwide. From August 1998 to November 1999, Mr. Jepson was Senior Vice President Capital Market Relations for WinStar Communications, a broadband telecommunications company, and for the preceding 16 years Mr. Jepson held various positions with Bausch & Lomb, concluding with his position as Corporate Vice President Communications and Investor Relations. Mr. Jepson earned his B.A. in Journalism and Business from Syracuse University.

Kevin Harley. Mr. Harley has served as our Vice President, Human Resources since August 2004. From July 2001 to August 2004, Mr. Harley served as Vice President of Employee Relations for Edwards Lifesciences Corporation, a public company that provides products and technologies designed to treat advanced cardiovascular disease. From April 2000 to July 2001, Mr. Harley served as Vice President of Human Resources for Edwards Lifesciences Corporation. From December 1999 to April 2000, Mr. Harley served as Vice President of Human Resources for Baxter Healthcare Corporation (Cardiovascular Group), the principal U.S. operating subsidiary of Baxter International Inc., a public company that operates as a global medical products and services company for the treatment of complex medical conditions related to the blood and circulatory systems. From May 1994 to December 1999, Mr. Harley served as Director of Human Resources for Baxter Healthcare Corporation (Cardiovascular Group) and, prior to May 1994, Mr. Harley held various other positions with Baxter Healthcare Corporation. Mr. Harley earned his B.A. from the University of Buffalo in Psychology and his M.B.A. in Human Resources from National University.

Tibor Juhasz, Ph.D. Dr. Juhasz is a co-founder of IntraLase. Dr. Juhasz has served as our Chief Technical Officer since September 1997. From August 1988 to March 1996, Dr. Juhasz was the Chief Scientist at Intelligent Surgical Lasers Inc., where he led a team in developing the first ultra-fast laser ever used in ophthalmology. From March 1996 to September 1997, Dr. Juhasz held key research positions with Escalon Medical. From 1996 to the present, Dr. Juhasz has been an associate professor of biomedical engineering and ophthalmology at the University of Michigan. Dr. Juhasz earned his B.A. and Ph.D. in Physics from JATE University of Szeged, Hungary in 1986, along with post-doctoral training at the University of Rochester and the University of California, Irvine.

Ronald M. Kurtz, M.D. Dr. Kurtz is a co-founder of IntraLase. Dr. Kurtz has served as our Vice President, Medical Director since January 1999. Since October 2000, Dr. Kurtz has served as an Associate Clinical Professor at the University of California, Irvine. From December 1997 to January 1999, Dr. Kurtz served as our President and Chief Executive Officer. From July 1995 to October 2000, Dr. Kurtz was an Assistant Professor of Ophthalmology at the University of Michigan where he established the Ultrafast Laser Medical Group, which was responsible for developing many of IntraLase’s key licensed patents. Dr. Kurtz earned his B.A. in Biochemistry from Harvard College and his M.D. from the University of California, San Diego.

Eric Weinberg. Mr. Weinberg has served as our Vice President, Marketing and Professional Affairs since September 1999. From March 1993 to September 1999, Mr. Weinberg was the Global Director of Refractive Surgery at Chiron Vision, a subsidiary of the Chiron Corporation specializing in ophthalmic surgical products. At Chiron Vision, Mr. Weinberg was responsible for the management of its microkeratome blade technology, laser product lines and its LASIK education program.

William J. Link, Ph.D. Dr. Link has served on our Board of Directors since December 1998 and became our Chairman of the Board in July 2003. Dr. Link has served on the board of directors of Advanced Medical Optics, Inc. since June 2002. Dr. Link is a founder and since November 1999 has been a managing director of Versant Ventures, a medical and healthcare venture capital firm. Since January 1998, Dr. Link has been a managing member of Brentwood IX Ventures and Brentwood VIII Ventures. From January 1986 to December 1997, Dr. Link was the Chairman and Chief Executive Officer of Chiron Vision. Dr. Link earned his B.S., M.S. and Ph.D. degrees in Mechanical Engineering from Purdue University.

Frank M. Fischer. Mr. Fischer has served on our Board of Directors since September 2002. Since January 2000, Mr. Fischer has served as the President and Chief Executive Officer and a director of NeuroPace, Inc., a private company that develops and sells treatment devices for neurological disorders. From May 1998 until December 1999, Mr. Fischer was President, Chief Executive Officer and a director of Heartport, Inc., a public cardiac surgery company. Mr. Fischer earned his B.S.M.E. and his M.S. in Management from Rensselaer Polytechnic Institute.

Gilbert H. Kliman, M.D. Dr. Kliman has served on our Board of Directors since October 2000. Since February 1999, Dr. Kliman has been a Managing Director of InterWest Partners, a venture capital firm. From December 1996 to February 1999, Dr. Kliman was a Venture Partner of InterWest. A board-certified ophthalmologist, Dr. Kliman is the former West Coast Director of LCA Vision and previously was an Assistant Professor of Ophthalmology at New England Medical Center. Dr. Kliman earned his B.A. from Harvard University, his M.D. from the University of Pennsylvania and his M.B.A. from Stanford University.

Mark Lortz. Mr. Lortz has served on our Board of Directors from October 2002 to the present. Since July 2004, Mr. Lortz has served on the board of directors of NeuMetrix, Inc., a public company that develops products to treat diseases of the peripheral nerves and spine. Since June 2004, Mr. Lortz has served on the board of directors of Cutera, Inc., a public company which manufactures laser and other light-based products for aesthetic treatments. From April 1997 to April 2004, Mr. Lortz was the President and Chief Executive Officer of TheraSense, Inc., a public company offering glucose self-monitoring systems for diabetes management. TheraSense, Inc. was purchased by Abbott Laboratories in April 2004. Prior to April 1997, Mr. Lortz held various positions at LifeScan, a subsidiary of Johnson & Johnson, including Group Vice President, Worldwide Operations and International Franchise Development. Mr. Lortz earned his M.B.A. in Management from Xavier University and his B.S. in Engineering Science from Iowa State University.

Donald B. Milder. Mr. Milder has served on our Board of Directors since May 2002. Since November 1999, Mr. Milder has been a Managing Director at Versant Ventures, where he specializes in medical device and healthcare service investing. Prior to co-founding Versant Ventures, from 1989 to the present, Mr. Milder has led healthcare investing at Crosspoint Venture Partners, where he is a general partner. Mr. Milder has assumed roles as a board member in more than 20 companies, including TheraTx, Inc., Informed Access Systems, Discovery Partners International, Inc. and Sonus Pharmaceuticals, Inc. Mr. Milder earned his B.A. in economics at Union College and his M.B.A. from Harvard Business School.

Thomas S. Porter. Mr. Porter has served on our Board of Directors since December 1997. Since January 2004, Mr. Porter has served as a Partner Emeritus of Trillium Ventures, a venture capital firm. From May 1987 to January 2004, Mr. Porter was a General Partner with EDF Ventures. Since February 1, 2004, Mr. Porter has served as Partner Emeritus of EDF Ventures, a venture capital firm that he co-founded. Mr. Porter has also served as interim Chief Executive Officer for several health care companies in the EDF Ventures’ portfolio. Mr. Porter was an initial investor in several companies, including: Theragen, Inc., a gene therapy company, which subsequently merged with GenVec, Inc.; Coagulation Systems, Inc., a diagnostics company; Matrigen, Inc., a tissue regeneration company, which subsequently merged with Prizm Pharmaceuticals to form Selective Genetics Inc. Mr. Porter earned his B.A. from DePauw University and earned an M.B.A. degree from the University of Michigan, where he also teaches and is a member of its Corporate Advisory Board.

Board Composition

We are managed under the direction of our board of directors. Four of our directors, Thomas Porter, Donald Milder, William Link and Gilbert Kliman, were elected as members of our board of directors pursuant to a voting agreement among our preferred stockholders. The voting agreement terminated by its terms on the effectiveness of our initial public offering of common stock. At this time, there are no arrangements or understandings pursuant to which directors will serve on our board of directors.

Our certificate of incorporation and bylaws provides for a classified board of directors consisting of three staggered classes of directors, as nearly equal in number as possible. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2005 for the Class I directors, 2006 for the Class II directors and 2007 for the Class III directors.

•	Our Class I directors will be Thomas S. Porter and Donald B. Milder.

•	Our Class II directors will be William J. Link, Ph.D. and Gilbert H. Kliman, M.D.

•	Our Class III directors will be Frank M. Fischer, Mark Lortz and Robert J. Palmisano.

Our bylaws provide that the authorized number of directors, which is seven, may be changed by a resolution adopted by at least a majority of our directors then in office or by at least a majority of our stockholders at a duly called meeting. Any additional directorships resulting from an increase in the number of directors may only be filled by the directors and will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors could have the effect of delaying or preventing changes in control or changes in our management.

Board Committees

Our board of directors has an audit committee, compensation committee and nominating committee. Each of our committees will have the composition and responsibilities described below:

Audit Committee

Our audit committee is a standing committee of, and operates under a written charter adopted by, our board of directors. The functions of the audit committee of our board of directors include appointing and determining the compensation for our independent auditors, establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls and reviewing and overseeing our independent auditors. The chairman of the audit committee is Thomas S. Porter and the other current members are Frank M. Fischer and Mark Lortz. All members of the audit committee are non-employee directors and satisfy the current standards with respect to independence, financial expertise and experience established by rules of the Nasdaq National Market. Our board of directors has determined that Mr. Lortz meets the Securities and Exchange Commission’s definition of “audit committee financial expert.”

Compensation Committee

Our compensation committee is a standing committee of, and operates under a written charter adopted by, our board of directors. The compensation committee of our board of directors reviews and approves the salaries and benefits for our executive officers, establishes overall employee compensation policies and administers our incentive compensation and benefit plans, including our 2004 Stock Incentive Plan and 2004 Employee Stock Purchase Plan. The chairman of the compensation committee is William J. Link, Ph.D. and the other current members are Frank M. Fischer, Gilbert H. Kliman, M.D. and Thomas S. Porter.

Nominating and Governance Committee

Our nominating and governance committee is a standing committee of, and operates under a written charter adopted by, our board of directors. The nominating and governance committee is responsible for identifying and recommending potential candidates qualified to become members of our board of directors and for evaluating and reviewing the performance of our existing directors. Additionally, this committee makes recommendations to our board of directors regarding governance matters. The nominating committee consists of Gilbert H. Kliman, M.D., Mark Lortz and Donald B. Milder.

Code of Business and Ethical Conduct

We have a written Code of Business and Ethical Conduct for our directors, officers and employees. The Code also sets forth specific ethical policies and principles that apply to our directors, officers and employees that are designed to prevent wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

A copy of our Code of Business and Ethical Conduct is attached to this Annual Report on Form 10-K as Exhibit 14.1. A copy also is posted on our internet website at www.intralase.com. We also intend to disclose, on our internet website and through appropriate Securities and Exchange Commission filings, any amendments to the Code and any waivers of its requirements that may be granted by our board of directors to any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership with the Securities and Exchange Commission and Nasdaq. Directors, executive officers and greater than ten-percent beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of filings with the Securities and Exchange Commission and written representations by each executive officer and director that no other reports are required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during fiscal 2004.

Item 11—Executive Compensation

Director Compensation

Each of our directors who is not an employee, referred to throughout this annual report as an “outside director,” effective January 1, 2005, receives an annual retainer of $14,000, payable quarterly, $2,500 for each board meeting attended in person and $1,000 for each committee meeting attended in person or for telephonic meetings exceeding one hour. In addition, the audit committee chairperson receives an annual retainer of $14,000, payable quarterly, and all directors may be reimbursed for expenses incurred in connection with their attendance at board and committee meetings. Outside directors may receive their annual retainer and the audit committee chairperson may receive his annual retainer in cash or in a stock option issued for the fair market value on the date of grant, vesting immediately, for the number of shares equivalent to the value of the cash compensation based upon using a Black-Scholes or bi-nomial model to determine the value of each on the date of grant.

In addition, each person who is elected or appointed for the first time to be an outside director is granted an initial option, on the date of his or her election or appointment to the board, to purchase 40,000 shares of our common stock. The initial option grants become exercisable as to 20,000 shares on the first anniversary of the date of grant, with the balance becoming exercisable one year thereafter. Outside directors will, following the one-year anniversary of their appointment and each one year anniversary thereafter, receive an additional option to purchase 12,000 shares of our common stock on the next business day following our annual meeting, such option becoming exercisable immediately. Options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.

The Compensation Committee requested that our Human Resources department hire an independent executive compensation firm to collect and assess competitive compensation information for outside directors and to report the information to the Compensation Committee in order that the Compensation Committee could consult such report prior to implementing the outside director compensation effective January 1, 2005.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Executive Compensation

The following table sets forth all compensation received for services rendered to us in all capacities during the year ended December 31, 2004, by our current chief executive officer, and each of the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 in 2004. These officers are referred to in this annual report as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Annual Compensation						Long Term Compensation	All Other Compensation
	Year	Salary		Bonus	Other Annual Compensation		Securities Underlying Options(#)
Robert J. Palmisano President and Chief Executive Officer (1)	2004 2003 2002	$438,109 290,570 —	(4)	$280,714 179,263 —	$46,665 32,150 —	(5) (6)	126,267 1,154,445 —	$1,645 715 —
Shelley B. Thunen Executive Vice President and Chief Financial Officer	2004 2003 2002	208,850 186,923 175,673		93,575 60,291 17,785	— — —		14,431 33,378 97,999	573 552 —
P Bernard Haffey Executive Vice President and Chief Commercial Officer (2)	2004 2003 2002	243,029 158,092 —		106,501 71,511 —	— — —		28,860 237,311 —	249 185 —
Charline Gauthier Executive Vice President and Chief Operating Officer (3)	2004 2003 2002	229,251 112,988 —		93,286 62,016 —	— 60,767 —	(7)	14,431 230,095 —	249 102 —
Eric Weinberg Vice President, Marketing and Professional Affairs	2004 2003 2002	194,059 180,000 175,933		65,612 38,788 20,000	— — —		7,215 14,431 83,321	249 240 —

(1)	Mr. Palmisano joined us as our President and Chief Executive Officer in April 2003.
(2)	Mr. Haffey joined us as our Vice President, Business Development in March 2003.
(3)	Dr. Gauthier joined us as our Vice President, Research, Development and Corporate Affairs in July 2003.
(4)	Includes signing bonus for accepting the position as our Chief Executive Officer.
(5)	Includes $46,665 in temporary living expenses.
(6)	Includes $32,150 in temporary living expense.
(7)	Includes $60,767 in relocation expenses.

Option Grants in Fiscal 2004

The following table sets forth information concerning stock options granted to our named executive officers during the fiscal year ended December 31, 2004, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock. No stock appreciation rights were granted to our named executive officers during 2004.

Option Grants In Last Fiscal Year

Name	Number of Securities Underlying Options Granted		Percentage of Total Options Granted to Employees in Fiscal Year 2004	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(7)
						5%	10%
Robert J. Palmisano	126,267	(1)	10.44%	$4.49	April 27, 2014	$356,584	$903,655
Charline Gauthier	14,431	(2)	1.19	4.49	April 27,2014	40,754	103,278
P. Bernard Haffey	14,430	(3)	1.19	4.49	April 27,2014	40,751	103,271
P. Bernard Haffey	14,430	(4)	1.19	11.91	June 25, 2014	108,040	273,795
Shelley B. Thunen	14,431	(5)	1.19	4.49	April 27,2014	40,754	103,278
Eric Weinberg	7,215	(6)	0.60	4.49	April 27, 2014	20,376	51,636

(1)	Pursuant to the terms of our 2000 Stock Incentive Plan, Mr. Palmisano was granted incentive stock options to purchase 10,522 shares of our common stock and nonqualified stock options to purchase 115,745 shares of our common stock. With respect to Mr. Palmisano’s incentive stock options, the options become exercisable as to 25% of the shares on January 27,2008, with the balance becoming exercisable in 25% increments each month thereafter through April 27,2008. With respect to Mr. Palmisano’s nonqualified stock options, the options become exercisable as to 27.27% of the shares on the first anniversary of the date of grant, with the balance becoming exercisable in 2.27% increments each month thereafter.
(2)	Pursuant to the terms of our 2000 Stock Incentive Plan, Dr. Gauthier was granted incentive stock options to purchase 4,520 shares of our common stock and nonqualified stock options to purchase 9,911 shares of our common stock. Dr. Gauthier’s incentive stock options become exercisable as to 6.1% of the shares on January 27, 2007, with the balance becoming exercisable in 6.1% increments each month through December 27, 2007 and in 6.64% increments per month thereafter through April 27, 2008. Dr. Gauthier’s nonqualified stock options became exercisable as to 36.4% of the shares on the first anniversary of the date of grant, with the balance becoming exercisable in 3% increments each month through December 27, 2006 and the remaining 3% thereafter becoming exercisable in equal monthly increments until December 27, 2007.
(3)	Pursuant to the terms of our 2000 Stock Incentive Plan, Mr. Haffey was granted incentive stock options to purchase 4,810 shares of our common stock and nonqualified stock options to purchase 9,620 shares of our common stock. Mr. Haffey’s incentive stock options become exercisable as to 6.25% of the shares on January 27, 2007, with the balance becoming exercisable in 6.25% increments each month through April 27, 2008. Mr. Haffey’s nonqualified stock options become exercisable as to 37.5% of the shares on the first anniversary of the date of grant, with the balance becoming exercisable in 3.13% increments each month through April 27, 2006.
(4)	Pursuant to the terms of our 2000 Stock Incentive Plan, Mr. Haffey was granted incentive stock options to purchase 3,736 shares of our common stock and nonqualified stock options to purchase 10,694 shares of our common stock. Mr. Haffey’s incentive stock options become exercisable as to 4.31% of the shares on January 27, 2007, with 4.31% of the shares becoming exercisable each month through December 25, 2007 and in 8.04% increments per month thereafter through June 25, 2008. Mr. Haffey’s nonqualified stock options become exercisable as to 33.74% of the shares on the first anniversary of the date of grant, with the balance becoming exercisable in 2.81% increments each month through December 25, 2006 and in 1.3% increments through December 25, 2007.
(5)	The options became exercisable as to 25% of the shares on April 27, 2005, with the balance becoming exercisable in 2.08% increments each month thereafter.
(6)	The options became exercisable as to 25% of the shares on April 27, 2004 with the balance becoming exercisable in 2.08% increments each month thereafter.
(7)	The potential realizable value represents amounts, net of exercise price before taxes, that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% are calculated based on rules promulgated by the Securities and Exchange Commission based upon a per share market price of the common stock underlying the stock options at the time the options were granted and do not reflect our estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth in the table.

Aggregated Option Exercises and Values for Fiscal 2004

The following table sets forth information concerning the number of shares underlying unexercised stock options held by our named executive officers at December 31, 2004, and the value of such named executive officers’ unexercised options at December 31, 2004. The value of unexercised in-the-money options at December 31, 2004 represents an amount equal to the difference between the price of $23.48 per share and the applicable option exercise price, multiplied by the number of unexercised in-the-money options. No stock options were exercised by our named executive officers in 2004.

Aggregated Option Exercises in Last Fiscal Year

And Fiscal Year-End Option Values

Name	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the- Money Options at December 31, 2004
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert J. Palmisano	481,021	799,691	$10,074,360	$16,501,737
Bernard Haffey	94,390	171,780	1,976,876	3,434,315
Charline Gauthier	81,495	163,031	1,706,807	3,386,271
Shelley B. Thunen	109,021	94,086	2,366,988	2,002,705
Eric Weinberg	36,725	52,370	803,244	1,122,816

Employment Agreement with Mr. Palmisano

Mr. Palmisano is employed as our President and Chief Executive Officer pursuant to a three-year employment agreement dated April 10, 2003. Under his employment agreement, Mr. Palmisano is entitled to receive a base annual salary of $450,000, effective with the initial public offering during 2004. Mr. Palmisano is also entitled to a monthly housing expense allowance of up to $3,750 and a monthly car expense allowance of $1,000.

For eighteen months following the closing of the initial public offering and the commencement of trading of our common stock and during such period for as long as Mr. Palmisano is employed by us, if he moves his primary residence to Orange County, California, we will pay for (i) up to two round-trip airfares for his family to come to Orange County to participate in identifying a home in Orange County and (ii) the consequential costs of selling his home in Massachusetts. In addition, when Mr. Palmisano decides to relocate, we will pay for his reasonable moving expenses. We will pay Mr. Palmisano an amount to reimburse him for any income taxes due on the moving expense reimbursement on a gross-up basis.

Prior to the closing of the offering, Mr. Palmisano was entitled to receive an annual cash bonus in an amount of up to fifty percent (50%) of his then-current base salary. From the closing of the initial public offering and the commencement of trading of our common stock he was entitled to receive an annual cash bonus in an amount of up to sixty five percent (65%) of his then-current base salary. The annual bonus will be paid based upon IntraLase’s performance as measured against the goals set by our board of directors for each fiscal year. The bonus is payable within ninety days following the end of each fiscal year.

Upon joining IntraLase, Mr. Palmisano received options to purchase 1,154,445 shares of our common stock at an exercise price of $2.54 per share. The options vest over four years of continuous service in accordance with the usual vesting provisions of our 2000 Stock Incentive Plan. Any unvested options held by him will vest in full and become immediately exercisable upon a merger, sale of a majority of our voting stock, sale of all or substantially all of our assets, or liquidation, dissolution or winding up of IntraLase. In addition, he is eligible to receive annual option grants in accordance with our policies and procedures. On April 27, 2004, Mr. Palmisano received options to purchase 126,267 shares of our common stock at an exercise price of $4.49 per share. The options vest over four years of continuous service in accordance with the vesting provisions of our 2000 Stock Incentive Plan.

Pursuant to the terms of the foregoing employment agreement, Mr. Palmisano is eligible to participate in any and all other plans providing general benefits for our employees including, without limitation, life, medical, dental and 401(k) savings plans. If Mr. Palmisano’s employment is terminated other than for good cause or if he resigns voluntarily for good reason, he is entitled to receive:

•	accrued salary;

•	accrued but unused vacation;

•	his then current annual salary for a two-year period;

•	a bonus proportional to the annual bonus which would have been achievable for such fiscal year provided our actual performance equals or exceeds the agreed upon goals on a year to date basis for the period from the end of the prior fiscal year through the effective date of such expiration or termination; and

•	payment of premiums if he elects continuation coverage under COBRA.

If terminated upon a merger, sale of a majority of our voting stock, sale of all or substantially all of our assets, or liquidation, dissolution or winding up of IntraLase, he will receive each of the foregoing benefits except that he will continue receive his then-current annual salary for a three-year period and a lump sum payment of three years’ worth of his bonus. If Mr. Palmisano’s employment is terminated for good cause or if he voluntarily resigns for other than a good reason he will be entitled to receive accrued, but unpaid salary and accrued vacation pay, but no other amounts. Mr. Palmisano’s employment agreement also contains obligations to maintain the confidentiality of IntraLase’s information.

Employment Agreement with Mr. Jepson

Mr. Jepson is employed as our Vice President, Corporate Communications and Investor Relations pursuant to an employment letter agreement dated July 13, 2004. Under his employment letter agreement, he is entitled to receive a base salary of approximately $180,000 per year. Mr. Jepson is also eligible to receive an annual bonus in an amount of up to thirty percent (30%) of his then-current base salary, which shall be paid based upon IntraLase’s performance as measured against certain predetermined goals for each fiscal year.

Mr. Jepson moved his primary residence from Connecticut to Orange County, California in 2004 and, as such, we paid for some of his costs associated with selling his home in Connecticut and moving to Orange County, totaling $100,000, inclusive of the gross up of such costs deemed taxable by the Internal Revenue Service.

In addition, Mr. Jepson was entitled to the following:

•	Upon joining IntraLase and the approval of our board of directors, Mr. Jepson was granted options to purchase 128,280 shares of our common stock at an exercise price of $12.73.

•	Mr. Jepson is eligible to receive severance equal to one year’s base salary if he is terminated for any reason other than just cause which rights are greater than the rights provided in the change in control agreements described below.

•	Mr. Jepson is eligible to participate in any and all other plans providing general benefits for our employees including, without limitation, life, medical, dental and 401(k) savings plans.

Employment Agreement with Dr. Gauthier

Dr. Gauthier is employed as our Executive Vice President and Chief Operating Officer. Pursuant to an employment letter agreement dated May 14, 2003 she is entitled to receive a base salary of $234,000 per year after our initial public offering. Effective October 2004, Dr. Gauthier was promoted from Vice President, Research, Development and Corporate Affairs to her current position and received a salary increase to $275,000 per annum. Dr. Gauthier is also eligible to receive an annual bonus in an amount of up to thirty percent (30%) of her then-current base salary (increased to 40% in 2004 upon her promotion to Executive Vice President and Chief Operating Officer), which shall be paid based upon IntraLase’s performance as measured against certain predetermined goals for each fiscal year. Dr. Gauthier is also entitled to a monthly car expense of $500.

Upon joining IntraLase, Dr. Gauthier received options to purchase 230,095 shares of our common stock at an exercise price of $2.54 per share. The options vest over four years of continuous service in accordance with the usual vesting provisions of our 2000 Stock Incentive Plan. Any unvested options held by her will vest in full and become immediately exercisable upon a merger, sale of a majority of our voting stock, sale of all or substantially all of our assets, or liquidation, dissolution or winding up of IntraLase. In addition, she is eligible to receive annual option grants in accordance with our policies and procedures. On April 27, 2004, Dr. Gauthier received options to purchase 14,431 shares of our common stock at an exercise price of $4.49 per share. The options vest over four years of continuous service in accordance with the vesting provisions of our 2000 Stock Incentive Plan.

Pursuant to the terms of the foregoing employment letter agreement, Dr. Gauthier is eligible to participate in any and all other plans providing general benefits to our employees including, without limitation, life, medical, dental and 401(k) savings plans.

Employment Agreement with Mr. Harley

Mr. Harley is employed as our Vice President, Human Resources pursuant to an employment letter agreement dated July 14, 2004. Under his employment letter agreement, he is entitled to receive a base salary of approximately $180,000 per year. Mr. Harley is also eligible to receive an annual bonus in an amount of up to thirty percent (30%) of his then-current base salary, which shall be paid based upon IntraLase’s performance as measured against certain predetermined goals for each fiscal year.

In addition, Mr. Harley is entitled to the following:

•	Upon joining IntraLase and the approval of our board of directors, Mr. Harley was granted options to purchase 128,280 shares of our common stock at an exercise price of $12.73.

•	Mr. Harley is eligible to participate in any and all other plans providing general benefits for our employees including, without limitation, life, medical, dental and 401(k) savings plans.

Employment Agreement with Mr. Lightman

Mr. Lightman is employed as our Senior Vice President and General Counsel pursuant to an employment letter agreement dated December 23, 2004. Under his employment letter agreement, he is entitled to receive a base salary of approximately $225,000 per year. He also received a one time signing bonus of $25,000. Mr. Lightman is also eligible to receive an annual bonus in an amount of up to thirty-five percent (35%) of his then-current base salary, which shall be paid based upon IntraLase’s performance as measured against certain predetermined goals for each fiscal year.

If Mr. Lightman moves his primary residence from Boston, Massachusetts to Orange County, California IntraLase will pay for some of his costs associated with selling his home in Massachusetts and moving to California, not to exceed $125,000, inclusive of any gross-up of such costs deemed taxable by the Internal Revenue Service.

In addition, Mr. Lightman is entitled to the following:

•	Mr. Lightman was granted options to purchase 229,740 shares of our common stock at an exercise price of $21.40.

•	If Mr. Lightman is terminated without cause or he leaves for good reason, other than in connection with a change of control, he will receive the severance benefits set forth in his change of control agreement described below except that the severance payment will be equal to one year’s base salary and the period for extension of his benefits will be limited to one year. These rights are greater than the rights provided in the change in control agreements described below.

•	Mr. Lightman is eligible to participate in any and all other plans providing general benefits for our employees including, without limitation, life, medical, dental and 401(k) savings plans.

Change-in-Control Arrangements

In addition to the change in control arrangements provided in Mr. Palmisano’s employment agreement, each of our outstanding stock option agreements and restricted stock purchase agreements provides that there will be an acceleration of vesting upon a change in control event as described in the section “Management—Stock Option Plans.”

In addition, each of Robert Palmisano, Shelley Thunen, Eric Weinberg, Charline Gauthier, Frank Jepson, Kevin Harley, Bernard Haffey, Tibor Juhasz, Ronald Kurtz and James Lightman has entered into a Change of Control Agreement with us. All of these agreements are substantially similar to each other. Under these agreements, after we begin any effort to sell IntraLase and prior to a change of control as defined below or twelve months following or otherwise in connection with a change of control, if we terminate the executive officer’s employment without cause, or if the executive officer quits for good reason, we will pay them the following as severance:

•

a cash amount equal to a percentage of the sum of (a) their then current annual base salary subject to possible adjustment if their salary was lowered in the prior 60 days, plus (b) their target bonus for the then current year or for the year immediately prior to the change of control, whichever is higher. These payments are in addition to and not in lieu of salary and bonus for the current year that has been earned but not yet paid. The percentage is 100% in the case of Mr. Jepson, Mr. Harley, Dr. Juhasz, Dr. Kurtz and Mr. Weinberg, 200% in the case of Dr. Gauthier, Mr. Haffey, Mr. Lightman and Ms. Thunen and 300% in the case of Mr. Palmisano;

•	until the earlier of a certain period of time from the date of termination or the date they start a new job with substantially similar benefits, whichever is earlier, we will provide them with any medical, dental, disability, life insurance and automobile reimbursement benefits and other perquisites in effect at the time of termination, subject to possible adjustment if benefits were lowered within the past 60 days. The period of time is one year in the case of Mr. Jepson, Mr. Harley, Dr. Juhasz, Dr. Kurtz and Mr. Weinberg, two years in the case of Dr. Gauthier, Mr. Haffey, Mr. Lightman and Ms. Thunen and three years in the case of Mr. Palmisano;

•	following such time period of payment of benefits, we will permit the executive officer to elect to continue their medical and dental benefits under COBRA, which election shall be made at the time of termination and paid by us for the period provided herein;

•	all IntraLase stock options held by the executive officer will become exercisable and remain exercisable for the life of the options; and

•	we will continue to manage our Non-Qualified Executive Deferred Compensation Plan during the full period that the executive officer has elected to receive benefits under such plan. An election to commence payments thereunder upon retirement shall be executive’s retirement from full-time employment with any employer or age 65, whichever is earlier.

If and to the extent that any payments in the context of a change of control are made to our executive officers and exceed three times the average of that executive officer’s W-2 compensation for the five years preceding the change of control, the payments or benefits will be subject to the excise tax imposed by Section 4999 and the nondeductibility provisions imposed by Section 280G of the Internal Revenue Code. In such circumstances we will make a gross-up payment to the executive officer to compensate the executive officer for all taxes imposed under Section 4999 and we will not be permitted to deduct from our taxes the full amount of the compensation paid to the executive officer.

In these agreements, change of control means one or more of the following:

•	any person becomes the owner of at least 50% of our common stock;

•	if individuals who constitute our board of directors as of the date of the Change of Control Agreement cease to be at least a majority of the board, unless the new directors are approved by at least a majority of the directors in office at the time this agreement is signed, subject to limited exceptions;

•	there is a reorganization, merger, consolidation or similar transaction that will transfer ownership of more than 50% of our outstanding common stock or result in the issuance of new shares of our common stock in an amount equal to more than 50% of the amount of common stock outstanding immediately prior to such issuance; or

•	we are liquidated, dissolved or sell substantially all of our assets.

STOCK PERFORMANCE COMPARISON

The following graph compares the cumulative total stockholder returns for IntraLase’s Common Stock with the cumulative total return of the Nasdaq Composite Index and the Russell 2500 Heathcare Index. The presentation assumes $100 invested on October 6, 2004 in IntraLase’s Common Stock, the Nasdaq Composite Index and the Russell 2500 Healthcare Index with all dividends reinvested. No cash dividends were declared on IntraLase’s Common Stock during this period. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR* CUMULATIVE TOTAL RETURN

Among IntraLase Corp., The Nasdaq Composite Index and

The Russell 2500 Healthcare Index

Measurement Period (Fiscal Year Covered)	IntraLase Corp.	Nasdaq Composite Index	Russell 2500 Heathcare Index
2004 *	$180.62	$110.54	$111.47

*	$100 invested on October 6, 2004 in stock or index-including reinvestment of dividends.

Report of the Compensation Committee on Executive Compensation

IntraLase’s compensation policies applicable to its executive officers are administered by the Compensation Committee of the Board of Directors. The Compensation Committee’s members consist of directors who are independent from the executive officers or the management of the Company. IntraLase’s executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize stockholder value. The programs are designed to enhance stockholder value by aligning the financial interests of our executive officers with those of our stockholders.

Compensation Policy

IntraLase’s executive compensation programs are based on the belief that the interests of the executives should be closely aligned with the Company’s stockholders. In support of this philosophy, a meaningful portion of each executive’s compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for IntraLase’s stockholders from both a short-term and long-term perspective. With this pay-for-performance and stockholder alignment orientation, IntraLase’s compensation policies and programs are designed to (1) attract, develop, reward and retain highly qualified and productive individuals; and (2) motivate executives to improve the overall performance and profitability of IntraLase.

There are three primary components of executive compensation: base salary, bonus and stock option grants. While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the individual executive. The Compensation Committee periodically requests that the Human Resources department of the Company hire an independent executive compensation firm to collect and assess competitive compensation information and to report the information to the Compensation Committee in order that the committee can assess each executive’s compensation. The most recent independent executive compensation firm engagement was completed and reported to the Compensation Committee in February 2005.

Base Salary

Salaries paid to executive officers (including the Chief Executive Officer) are reviewed annually by the Compensation Committee and proposed adjustments are based upon an assessment of the nature of the position and the individual’s contribution to achieving corporate and individual goals which support the corporate goals, experience and tenure of the executive officer, comparable market salary data, growth in the Company’s size and complexity, and changes in the executive’s responsibilities. The Compensation Committee approves all changes to executive officers’ salaries.

Annual Management Bonus

IntraLase has established cash bonus plans for all employees including a plan which includes executive management. Payment of bonuses is dependent on the Company achieving specific performance criteria for the fiscal year. During fiscal 2004, 50% of the bonus was tied to objective Company performance criteria related to revenue, net loss, U.S. market share and completing an initial public offering; provided, however, all of the bonus for our Chief Executive Officer was tied to the Company achieving the corporate performance criteria. The remaining 50% was tied to objective individual performance targets. No amounts attributable to individual performance targets are paid unless the Company first achieves the Company performance targets for the fiscal year at a level of at least 80%. The Company-wide performance targets are established at the beginning of the fiscal year on the basis of an annual budget developed by management and approved by the Board of Directors. The individual performance targets are also established at the beginning of the fiscal year by the individual’s manager and these targets are designed to further IntraLase’s corporate goals. Employee participants are eligible for their individual bonuses based upon IntraLase’s overall achievement of its performances goals and their individual goals by multiplying such participant’s base rate of salary by a percentage value assigned to such participant and the percentage achievement of goals. The Compensation Committee reviews and approves all bonuses for executive officers, based upon an evaluation of the company performance criteria and performance of individual goals. The bonus payments made for fiscal 2004 were based on 110% achievement of corporate criteria, with varying individual performance achievement.

Stock Options

Stock options are designed to align the interests of executives with those of the stockholders. Stock option grants may be made to executive officers when one of the following events occurs: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, for the recognition of superior performance, or as an incentive for continued service with IntraLase as well as continued superior performance. For executive officers, the Chief Executive Officer recommends the number of options to be granted within a range associated with the individual executive’s salary level, and presents this to the Compensation Committee and the entire Board of Directors for their review and approval. The Compensation Committee takes into account the total compensation offered to its executives and the most recent independent executive compensation report when considering the number of options awarded. All grants for employees of the Company are submitted to the Compensation Committee for approval. All grants for executive officers of IntraLase are submitted to the Compensation Committee for approval, which approval is ratified by the entire Board of Directors. See “Executive Officers—Option Grants In Fiscal 2004.”

CEO Compensation

Review of Components of Chief Executive Officer and Named Executive Officer Compensation

The principal components of compensation for the Chief Executive Officer for fiscal 2004 included base salary, bonus and stock options. The Compensation Committee increased Mr. Palmisano’s base salary from $375,000 to $450,000, effective October, 2004, based on the terms and provisions of his employment agreement, which provides for an increase in his base salary upon the successful completion of IntraLase’s initial public offering.

The Compensation Committee has reviewed all components of the Chief Executive Officer’s and the named executive officers’ compensation, including salary, bonus, equity and long-term incentive compensation, accumulated realized and unrealized stock option and restricted stock gains, the dollar value to the executive and cost to the company of all perquisites and other personal benefits and the potential payouts under several potential severance and change-in-control scenarios. Most recently, an analysis setting forth all the above components was prepared by the independent executive compensation firm and reviewed, affixing dollar amounts under the various payout scenarios.

The Committee’s Conclusion

Based on the Compensation Committee’s review and the report prepared by the executive officer compensation consultant engaged by the Committee to assist in such review, the Committee finds the Chief Executive Officer’s and Named Executive Officers’ total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) in the aggregate to be reasonable and not excessive.

It should be noted that when the Committee considers any component of the Chief Executive Officer’s and an Named Executive Officer’s total compensation, the aggregate amounts and mix of all the components, including accumulated (realized and unrealized) option and restricted stock gains are taken into consideration in the Committee’s decisions. In addition, it is the Committee’s policy to make most compensation decisions taking into account all three elements of compensation.

Our Committee Meetings

At the first committee meeting during the year, the Chief Executive Officer’s proposed compensation is presented, reviewed and analyzed in the context of all the components of his total compensation. Members then have additional time between meetings to ask for additional information and to raise and discuss further questions. Also, at the first Committee meeting during the year, the executive officers’ cash bonuses are determined following a review of the achievement of the corporate and individual performance criteria for the year just ended. The discussion covering the Chief Executive Officer’s compensation is continued at a second Committee meeting, after which a vote is taken. The equity grants to executive officers are planned to be discussed and decided upon annually at the second Committee meeting during the year.

Internal Pay Equity

In the process of reviewing each component separately, and in the aggregate, the Committee directs the Company’s human resources department to prepare or have prepared by an independent consultant, a spreadsheet showing “internal pay equity” within the Company. This spreadsheet shows the relationship between each management level of compensation within the Company (e.g., between the Chief Executive Officer and the Chief Financial Officer and other Named Executive Officers, and then between the Chief Executive Officer and the lower levels of executives). The comparison includes all components of compensation (as previously described), both individually and in the aggregate.

The Committee believes that the relative difference between Chief Executive Officer compensation and the compensation of IntraLase’s other executives for the period reviewed has been reasonably consistent over time and currently with the independent executive consultant’s competitive analysis and an appropriate multiple of other executive’s compensation.

Members of the Compensation Committee:

William J. Link, Ph.D., Chairman

Frank M. Fischer

Gilbert H. Kliman, M.D.

Thomas S. Porter

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

Set forth below is certain information as of March 21, 2005 regarding the beneficial ownership of our common stock by:

•	any person (or group of affiliated persons) who was known by us to own more than 5% of our voting securities;

•	each of our directors;

•	each of our named executive officers identified in Part III, Item 11—Executive Compensation; and

•	all current directors and executive officers as a group.

Applicable percentage ownership in the following table is based on 26,831,154 shares of our common stock outstanding as of March 21, 2005. Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owners (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
5% Stockholders
Brentwood Associates IX, L.P. (3)	4,706,357	17.54%
Domain Partners IV and affiliated partnerships (4)	2,036,176	7.59%
Enterprise Development Fund and affiliated partnerships (5)	2,463,846	9.18%
InterWest Partners and affiliated partnerships (6)	3,387,376	12.62%
Meritech Capital and affiliated partnerships (7)	1,544,729	5.76%
Versant Ventures and affiliated partnerships (8)	2,091,386	7.79%
Directors and Named Executive Officers
Robert J. Palmisano (9)	608,792	2.22%
Shelley B. Thunen (10)	180,531	*
P. Bernard Haffey (11)	117,773	*
Charline Gauthier (12)	104,277	*
Eric Weinberg (13)	183,606	*
Frank M. Fischer (14)	39,684	*
Gilbert H. Kliman, M.D. (6)	3,387,376	12.62%
William J. Link, Ph.D. (3)(8)(15)	6,898,144	25.71%
Mark Lortz (16)	39,684	*
Donald B. Milder (8)	2,091,386	7.79%
Thomas S. Porter	7,215	*
All executive officers and directors as a group (16 persons) (17)	14,766,945	52.31%

*	Represents beneficial ownership of less than 1%
(1)	Unless otherwise indicated, the business address of each holder is: c/o IntraLase Corp., 3 Morgan, Irvine, California, 92618.
(2)	Beneficial ownership is based on information furnished by the individuals or entities and is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of March 21, 2005 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of IntraLase, the companies and persons named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them.

(3)	Consists of 4,706,357 shares held by Brentwood Associates IX, L.P. Dr. Link, one of our directors, is a managing member of Brentwood IX Ventures LLC, the general partner of Brentwood Associates IX. In such capacity, Dr. Link may be deemed to share voting and investment power with respect to the shares held by Brentwood Associates IX. Dr. Link disclaims beneficial ownership of the shares owned by this fund, except to the extent of his proportionate pecuniary interest therein. The address for this entity is 11150 Santa Monica Blvd., Suite 1200, Los Angeles, California 90025.
(4)	Consists of 2,011,938 shares held by Domain Partners IV, L.P. and 24,238 shares held by DP IV Associates, L.P. The address for each of these entities is One Palmer Square, Princeton, New Jersey 08542.
(5)	Consists of 1,039,883 shares held by Enterprise Development Fund II, L.P., 1,423,963 shares held by EDF Ventures, L.P. The address for each of these entities is 425 North Main Street, Ann Arbor, Michigan, 48104.
(6)	Consists of 3,266,029 shares held by InterWest Partners VIII, L.P. 93,491 shares held by InterWest Investors Q VIII, L.P. and 27,856 shares held by InterWest Investors VIII, L.P. Dr. Kliman, one of our directors, is a managing director of InterWest Management Partners VIII, LLC, the general partner of InterWest Partners VIII, InterWest Investors Q VIII and InterWest Investors VIII, collectively, the InterWest Funds. In such capacity, Dr. Kliman may be deemed to share voting and investment power with respect to the shares held by the InterWest Funds. Dr. Kliman disclaims beneficial ownership of the shares owned by these funds, except to the extent of his proportionate pecuniary interest therein. The address for each of these entities is 2710 Sand Hill Road, Second Floor, Menlo Park, California 94025.
(7)	Consists of 1,494,834 shares held by Meritech Capital Partners II, L.P., 38,464 shares held by Meritech Capital Affiliates II, L.P. and 11,431 shares held by MCP Entrepreneur Partners II, L.P. The address for each of these entities is 285 Hamilton Avenue, Suite 200, Palo Alto, California 94301.
(8)	Consists of 1,924,075 shares held by Versant Venture Capital I, L.P., 41,828 shares held by Versant Affiliates Fund I-A, L.P., 87,838 shares held by Versant Affiliates Fund I-B, L.P. and 37,645 shares held by Versant Side Fund I, L.P. Each of Dr. Link and Mr. Milder, each of whom is also one of our directors, is a managing director at Versant Ventures, the general partner of Versant Venture Capital I, Versant Affiliates Fund I-A, Versant Affiliates Fund I-B and Versant Side Fund. In such capacity, each of Dr. Link and Mr. Milder, separately, may be deemed to share voting and investment power with respect to the shares held by Versant Venture Capital I, Versant Affiliates Fund I-A, Versant Affiliates Fund I-B and Versant Side Fund I. Each of Dr. Link and Mr. Milder disclaims beneficial ownership of the shares owned by these funds, except to the extent of his proportionate pecuniary interest therein. The address for each of these entities is 450 Newport Center Drive, Suite 380, Newport Beach, California 92660.
(9)	Consists of 608,792 shares issuable pursuant to options exercisable within 60 days of March 21, 2005.
(10)	Includes 124,153 shares issuable pursuant to options exercisable within 60 days of March 21, 2005.
(11)	Consists of 117,773 shares issuable pursuant to options exercisable within 60 days of March 21, 2005.
(12)	Consists of 104,277 shares issuable pursuant to options exercisable within 60 days of March 21,2005.
(13)	Includes 41,098 shares issuable pursuant to options exercisable within 60 days of March 21, 2005.
(14)	Consists of 39,684 shares issuable pursuant to options exercisable within 60 days of March 21, 2005.
(15)	Consists of 100,401 shares held by Brentwood Affiliates Fund II, L.P. Dr. Link, one of our directors, is a managing member of Brentwood VIII Ventures, LLC, the general partner of Brentwood Affiliates Fund II. In such capacity, Dr. Link may be deemed to share voting and investment power with respect to the shares held by Brentwood Affiliates Fund II. Dr. Link disclaims beneficial ownership of the shares held by this fund except to the extent of his proportionate pecuniary interest therein. The address for this entity is 11150 Santa Monica Blvd., Suite 1200, Los Angeles, California 90025.
(16)	Consists of 39,684 shares issuable pursuant to options exercisable within 60 days of March 21, 2005.
(17)	Includes 1,395,886 shares issuable pursuant to options exercisable within 60 days of March 21, 2005 held by the following executive officers: Robert Palmisano, Shelley Thunen, Charline Gauthier, P. Bernard Haffey, James Lightman, Eric Weinberg, Tibor Juhasz, Ronald Kurtz, Frank Fischer and Mark Lortz. Includes 10,285,520 shares beneficially owned by entities affiliated with Gilbert Kliman, William Link and Donald Milder. Includes shares owned by the following executive officers, Frank Jepson, Kevin Harley and Tibor Juhasz.

Securities Authorized For Issuance under Equity Compensation Plans

Our stockholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of December 31, 2004, for all of our stock option and stock purchase plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Equity compensation plans approved by stockholders	5,439,795	$$3.83	4,117,486
Employee stock purchase plan approved by stockholders	—		721,528
Not approved by stockholders	—	—	—

Total	5,439,795		$4,839,014

Item 13—Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements which are described in “Management” and the transactions described below, since January 1, 2004, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by our audit committee or a majority of the independent and disinterested members of our board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Loans to Executive Officers

We received full recourse promissory notes in exchange for loans used to exercise stock options from the following executive officers on September 25, 2000 or March 8, 2002. The outstanding loan balances shown are as of December 31, 2004.

Name of Executive Officer	Date	Loan Balance Outstanding
Eric Weinberg	September 25, 2000(1)	$77,655
Tibor Juhasz	September 25, 2000(1)	37,857
Ronald M. Kurtz	September 25, 2000(1)	37,857
Shelley B. Thunen	March 7, 2002(2)	88,004
Eric Weinberg	March 8, 2002(3)	76,505
Tibor Juhasz	March 8, 2002(3)	87,435
Ronald M. Kurtz	March 8, 2002(3)	87,435

(1)	These notes bear interest at a rate of 6.22% per annum. Interest accrues and is payable annually, with all remaining accrued and unpaid interest due and payable at such time as the outstanding principal amount is due. The notes are secured by all shares of our common stock held by such executive officer, and such executive officer is obligated to apply any cash proceeds received from the sale of our common stock, or from any distribution with respect to the stock, to the repayment of his or her loan obligations. The notes mature on September 25, 2005.

(2)	The terms of these notes are identical to the September 2000 notes except that these notes mature on March 7, 2007 and Ms. Thunen’s note bears interest at 6.222%.
(3)	The terms of such notes are identical to the September 2000 notes except that these notes mature on March 8, 2007.

As of July 30, 2002, under the relevant provisions of the Sarbanes-Oxley Act of 2002, no further extension of credit, or renewal thereof, directly or indirectly, to or for our executive officers or directors (or equivalent persons) is permitted except for the above grandfathered loans and other permissible exceptions as provided by the Sarbanes-Oxley Act.

Employment Agreements with Mr. Palmisano, Dr. Gauthier, Mr. Jepson, Mr. Harley and Mr. Lightman

In April 2003, we entered into an employment agreement with Mr. Palmisano as described in Part III, Item 11 – Executive Compensation. In May 2003, we also entered into an employment letter agreement with Dr. Gauthier, as described in Part III, Item 11 – Executive Compensation. In July 2004, we entered into an employment letter agreement with Mr. Jepson, as described in Part III, Item 11 – Executive Compensation. In July 2004, we entered into an employment letter agreement with Mr. Harley, as described in Part III, Item 11 – Executive Compensation. In February 2005, we also entered into an employment letter agreement with Mr. Lightman, as described in Part III, Item 11 – Executive Compensation.

Change-in-Control Arrangements

We have entered into change in control agreements and other change in control arrangements with our executive officers as described in Part III, Item 11 – Executive Compensation.

Indemnification Agreements

Upon the completion of our offering, we entered into an indemnification agreement with each of our directors, executive officers and certain key employees. The indemnification agreement provides that the director or officer will be indemnified to the fullest extent not prohibited by law for claims arising in such person’s capacity as a director or officer. We believe that these agreements are necessary to attract and retain skilled management with experience relevant to our industry.

Registration Rights Agreement

Certain persons that previously held our preferred stock and warrants to purchase our preferred stock and who are currently holders of our common stock, have entered into a registration rights agreement with us, as described in our Registration Statement on Form S-1 (File No. 333-116016). These holders include the following entities, each of which is a holder of greater than 10% of our outstanding voting stock: Brentwood Associates IX, Domain Partners IV and DP IV Associates, Enterprise Development Fund II and EDF Ventures, L.P., InterWest Partners VIII, L.P., InterWest Investors Q VIII, L.P. and InterWest Investors VIII, L.P., Versant Venture Capital I, Versant Affiliates Fund I-A, L.P., Versant Affiliates Fund I-B, L.P. and Versant Side Fund I, L.P. General or managing partners of the Brentwood, InterWest and Versant funds also are directors serving on our board of directors. See “Board Composition.” Holders of registration rights also include Ronald Kurtz and Tibor Juhasz, who are officers of IntraLase and holders of our stock that was previously preferred stock.

Founders’ Agreement

In November 2002, we entered into a third amended and restated founders’ agreement with Ronald Kurtz and Tibor Juhasz, our two founders. This agreement provides that we may not terminate either founder for any reason, except upon unanimous agreement of our board of directors. In addition, the agreement provides that either founder may terminate the agreement at any time and for any reason upon thirty days notice.

Item 14—Principal Accounting Fees and Services

The Audit Committee regularly reviews, pre-approves and determines whether specific projects or expenditures with our independent auditors, Deloitte & Touche LLP and their affiliates, potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval policy, as well as the cumulative fees for all non-audit services incurred to date.

All audit and non-audit service provided by Deloitte & Touche during the fiscal years ended December 31, 2004 and December 31, 2003 were pre-approved by the Audit Committee. The following table sets forth the aggregate fees billed to us by Deloitte & Touche for those fiscal years.

	December 31, 2004	December 31, 2003
Audit fees (1)	$196,909	$49,510
Audit-related fees (2)	441,960	18,000
Tax fees (3)	98,060	43,463
All other fees	6,232

Total audit and non-audit fees	$743,161	$110,973

(1)	Includes fees for professional services rendered for the audit of IntraLase’s annual financial statements for fiscal years 2004 and 2003 and for reviews of the interim financial statements for the first three quarters of fiscal 2004 and 2003.
(2)	Includes $425,160 in fees for professional and consultation services rendered in fiscal 2004 in connection with U.S. Securities and Exchange Commission registration statements.
(3)	Includes fees for professional services rendered in connection with tax compliance (including U.S. federal and international returns) of $35,305 and $18,250 in fiscal 2004 and 2003, respectively, and in connection with tax consulting of $62,755 and $25,213 in fiscal 2004 and 2003, respectively.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1.

(3) Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit No.	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on September 13, 2004).

4.2	Fourth Amended and Restated Registration Rights Agreement, dated May 17, 2002, among IntraLase Corp. and certain of its stockholders (incorporated by reference to Exhibit 4.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

4.3	Warrant to Purchase 31,300 Shares of Series E Preferred Stock issued on July 12, 2001 to Silicon Valley Bank (incorporated by reference to Exhibit 4.3 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

4.4	Warrant to Purchase 16,500 shares of Series G Preferred Stock issued on December 12, 2002 to Silicon Valley Bank (incorporated by reference to Exhibit 4.4 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.1	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.2	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.3	2000 Executive Option Plan (incorporated by reference to Exhibit 10.3 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.4	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.5	Form of Stock Option Agreement under Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.6	Form of Stock Option Agreement under 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.7	Form of Stock Option Agreement under 2000 Executive Option Plan (incorporated by reference to Exhibit 10.7 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.8	Form of Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.9	Form of Restricted Stock Purchase Agreement entered into on September 2000 and March 2002 between IntraLase Corp. and certain of its officers (incorporated by reference to Exhibit 10.9 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.10	Form of Amendment to the Restricted Stock Purchase Agreement entered into on September 2000 and March 2002 between IntraLase Corp. and certain of its officers (incorporated by reference to Exhibit 10.10 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.11	Patent License Agreement, dated December 31, 2001, between Agere Systems Guardian Corporation and IntraLase Corp. (incorporated by reference to Exhibit 10.11 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.12	License Agreement Michigan File 939 Technology, dated December 16, 1997, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.12 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.13	License Agreement Michigan File 1387 Technology, dated August 10, 1998, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.13 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.14	License Agreement Michigan File 1509 Technology, dated August 10, 1998, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.14 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.15	Amendment to License Agreement Michigan File 1509 Technology dated February 17, 2003, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.15 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.16	Amended and Restated License Agreement, dated October 17, 2000, between IntraLase Corp. and Escalon Medical Corp. (incorporated by reference to Exhibit 10.16 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.17	Amendment No. 1 to Amended and Restated License Agreement, dated May 17, 2001, between IntraLase Corp. and Escalon Medical Corp. (incorporated by reference to Exhibit 10.17 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.18	License Agreement, dated March 16, 2000, between Shui Lai and IntraLase Corp. (incorporated by reference to Exhibit 10.18 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.19	Separation and Consulting Agreement, dated February 13, 2003, between IntraLase Corp. and Randy Alexander (incorporated by reference to Exhibit 10.19 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.20	Industrial Lease, dated September 7, 2000, between the Irvine Company and IntraLase Corp. (incorporated by reference to Exhibit 10.20 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.21	2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.22	Form of Indemnification Agreement between IntraLase and each of its officers and directors (incorporated by reference to Exhibit 10.22 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.23	Employment Agreement, dated April 10, 2003, between IntraLase and Robert Palmisano (incorporated by reference to Exhibit 10.23 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).*

10.24	Form of Change in Control Agreement between IntraLase and each of Bernard Haffey, Charline Gauthier, Scott Scholler, Frank Jepson, Kevin Harley, Eric Weinberg, Tibor Juhasz and Ronald Kurtz (incorporated by reference to Exhibit 10.24 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.25	Change in Control Agreement, dated March 3, 2004, between IntraLase and Shelley Thunen (incorporated by reference to Exhibit 10.25 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.26	Change in Control Agreement, dated March 3, 2004, between IntraLase and Robert Palmisano (incorporated by reference to Exhibit 10.26 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.27	The Executive Nonqualified Excess Plan Document (incorporated by reference to Exhibit 10.27 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.28	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.28 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.29	The Executive Nonqualified Excess Plan Trust Agreement (incorporated by reference to Exhibit 10.29 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.30	Amended and Restated License and Settlement Agreement, Michigan Files 939, 1387, 1509 and 1662, dated July 15, 2004, between IntraLase and the Regents of the University of Michigan (incorporated by reference to Exhibit 10.30 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.31	Employment Letter Agreement, dated July 13, 2004, between IntraLase and Franklin T. Jepson (incorporated by reference to Exhibit 10.31 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).*

10.32	Third Amended and Restated Founders’ Agreement dated November 2002, between IntraLase and Ronald M. Kurtz and Jennifer Simpson, and Tibor Juhasz (incorporated by reference to Exhibit 10.32 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.33	Employment Letter Agreement, dated July 14, 2004, between IntraLase and Kevin Harley (incorporated by reference to Exhibit 10.33 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).*

10.34	Employment Letter Agreement, dated May 14, 2003, between IntraLase and Charline Gauthier (incorporated by reference to Exhibit 10.34 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on September 13, 2004).*

10.35	Employment Letter Agreement, dated December 23, 2004, between IntraLase and James Lightman.*

10.36	Change of Control Severance Agreement, dated February 14, 2005, between IntraLase Corp. and James Lightman.*

10.37	Lease, dated January 31, 2005, between 9701 Jeronimo Holdings, LLC and IntraLase Corp.

14.1	Code of Business and Ethical Conduct (incorporated by reference to Exhibit 14.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

IntraLase Corp.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano, President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned hereby constitutes and appoints Robert J. Palmisano and Shelley B. Thunen, or either of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign any or all amendments to the Form 10-K of IntraLase Corp. for the year ended December 31, 2004 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Robert J. Palmisano	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2005
Robert J. Palmisano

/s/ Shelley B. Thunen	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2005
Shelley B. Thunen

/s/ William J. Link, Ph.D.	Director (Chairman of the Board of Directors)	March 29, 2005
William J. Link, Ph.D.

/s/ Frank M. Fischer	Director	March 29, 2005
Frank M. Fischer

/s/ Gilbert H. Kliman, M.D.	Director	March 29, 2005
Gilbert H. Kliman, M.D.

/s/ Mark Lortz	Director	March 29, 2005
Mark Lortz

/s/ Donald B. Milder	Director	March 29, 2005
Donald B. Milder

/s/ Thomas S. Porter	Director	March 29, 2005
Thomas S. Porter

IntraLase Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IntraLase Corp.

We have audited the accompanying consolidated balance sheets of IntraLase Corp. and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item (15) a 2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IntraLase Corp. and subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 25, 2005

INTRALASE CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$26,014,926	$8,903,715
Marketable securities	66,000,000	2,989,165
Accounts receivable—Net of allowance for doubtful accounts of $151,604 (2004) and $118,780 (2003)	7,186,163	4,213,288
Inventories, Net	8,901,684	6,266,973
Prepaid expenses and other current assets	1,868,186	663,914

Total current assets	109,970,959	23,037,055

Property, plant and equipment—Net	4,597,546	3,354,140
Equipment under operating leases—Net of accumulated depreciation of $682,889 (2004) and $360,502 (2003)	2,224,785	3,268,912
Other assets	1,418,774	296,776

Total	$118,212,064	$29,956,883

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,685,565	$3,424,223
Accrued expenses	6,030,507	2,957,215
Deferred revenues	3,232,272	1,505,793
Current portion of long-term debt		358,332

Total current liabilities	14,948,344	8,245,563

Accrued expenses—Long-term		13,295
Deferred revenues-Long-term	970,115
Long-term debt—Net of current portion		448,193

Total liabilities	15,918,459	8,707,051
Commitments and Contingencies (Notes 10 and 12)
Redeemable Convertible Preferred Stock;
$0.01 par value; no shares issued, authorized and outstanding in 2004; 22,376,981 shares authorized, 22,191,333 shares issued and outstanding in 2003 liquidation value: $73,460,000 in 2003		73,260,687
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding in 2004
Common stock, $0.01 par value—45,000,000 shares authorized; 26,769,185 (2004) and 2,232,938 (2003) shares issued and outstanding	267,692	22,329
Additional paid-in capital	170,567,316	2,357,480
Deferred stock-based compensation	(4,302,631)	(377,286)
Receivable from sale of stock to officers and employees	(838,690)	(855,043)
Accumulated deficit	(63,400,082)	(53,158,335)

Total stockholders’ equity (deficit)	102,293,605	(52,010,855)

Total	$118,212,064	$29,956,883

See accompanying notes to financial statements.

INTRALASE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Revenues:
Product revenues	$59,968,274	$25,429,464	$18,002,463
Research contracts			100,000

Total revenues	59,968,274	25,429,464	18,102,463
Costs of goods sold(1)	34,491,140	17,070,126	13,307,070

Gross margin	25,477,134	8,359,338	4,795,393

Operating expenses:
Research and development(1)	12,718,418	9,117,013	9,011,281
Selling, general and administrative(1)	23,352,288	11,213,055	7,971,353

Total operating expenses	36,070,706	20,330,068	16,982,634

Loss from operations	(10,593,572)	(11,970,730)	(12,187,241)

Interest and other income, Net
Interest expense	(185,190)	(180,211)	(105,120)
Interest income	575,900	232,858	392,137
Other income	35,960	16,437	11,507

Total interest and other income, Net	426,670	69,084	298,524

Loss before provision for income taxes	(10,166,902)	(11,901,646)	(11,888,717)
Provision for income taxes	30,000	22,660	23,550

Net loss	(10,196,902)	(11,924,306)	(11,912,267)
Accretion of preferred stock	(44,845)	(59,792)	(56,659)

Net loss applicable to common stockholders	$(10,241,747)	$(11,984,098)	$(11,968,926)

Net loss per share applicable to common stockholders—basic and diluted	$(1.28)	$(5.66)	$(6.82)

Weighted average shares outstanding—basic and diluted	8,008,494	2,118,898	1,755,873

(1) Amounts include stock-based compensation expenses, as follows:

Costs of goods sold	$197,614	$8,597	$12,393
Research and development	1,467,311	159,583	183,693
Selling, general and administrative	2,844,188	138,983	75,546

Total stock-based compensation expenses	$4,509,113	$307,163	$271,632

See accompanying notes to financial statements

INTRALASE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Receivable from Sale of Stock	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—January 1, 2002	1,527,566	15,276	692,217	(93,617)	(250,327)	(29,205,311)	(28,841,762)
Stock option exercises	654,675	6,547	732,458		(604,716)		134,289
Stock option grants			483,874	(483,874)
Stock-based compensation				271,632			271,632
Exercise of warrant	25,549	255	(255)
Issuance of warrant			33,407				33,407
Accretion to redemption value						(56,659)	(56,659)
Net loss						(11,912,267)	(11,912,267)

BALANCE—December 31, 2002	2,207,790	22,078	1,941,701	(305,859)	(855,043)	(41,174,237)	(40,371,360)
Stock option exercises	25,148	251	37,189				37,440
Stock option grants			378,590	(378,590)
Stock-based compensation				307,163			307,163
Accretion to redemption value						(59,792)	(59,792)
Net loss						(11,924,306)	(11,924,306)

BALANCE—December 31, 2003	2,232,938	$22,329	$2,357,480	$(377,286)	$(855,043)	$(53,158,335)	$(52,010,855)

Stock option exercises	455,705	4,557	675,321				679,878
Stock option grants			8,434,458	(8,434,458)
Stock-based compensation				4,509,113			4,509,113

Accretion to redemption value						(44,845)	(44,845)
Conversion of preferred shares	16,797,103	167,971	73,137,561				73,305,532
Issuance of common stock, net of issuance costs of $2,150,270	7,295,447	72,954	85,978,730				86,051,684

Repurchase of shares	(12,008)	(119)	(16,234)		16,353

Net loss						(10,196,902)	(10,196,902)

BALANCE—December 31, 2004	26,769,185	$267,692	$170,567,316	$(4,302,631)	$(838,690)	$(63,400,082)	$102,293,605

See accompanying notes to financial statements.

INTRALASE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(10,196,902)	$(11,924,306)	$(11,912,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,395,263	1,909,837	1,490,490
Loss on disposition of property, plant and equipment	2,348	23,707	119,675
Provision for bad debt expense	64,884	132,973	135,814
Amortization of debt discount	2,755	91,062	36,420
Stock-based compensation	4,509,113	307,163	271,632
Amortization of technology license	118,528
Changes in operating assets and liabilities:
Accounts receivable	(3,037,759)	(3,727,304)	(182,906)
Grants receivable		100,000	(100,000)
Prepaid expenses and other current assets	(1,204,272)	30,049	(385,306)
Inventories	(2,634,711)	238,775	(927,512)
Other assets	(5,526)	(23,916)	(16,760)
Accounts payable	2,261,342	2,281,750	(287,252)
Accrued expenses	3,059,997	105,575	490,124
Deferred revenues	2,696,594	1,505,793

Net cash used in operating activities	(1,968,346)	(8,948,842)	(11,267,848)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,318,629)	(1,834,556)	(1,628,231)
Proceeds from sale of equipment		9,316	3,753
Disposals (purchases) of equipment under operating leases	721,739	(3,629,414)
Purchase of technology license	(1,235,000)
Purchase of marketable securities	(70,991,998)	(3,488,946)	(21,907,453)
Proceeds from maturities of marketable securities	7,981,163	2,486,365	19,920,869

Net cash used in investing activities	(66,842,725)	(6,457,235)	(3,611,062)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock			29,875,907
Net proceeds from the exercise of stock options	679,878	37,440	134,289
Net proceeds from issuance of long-term debt	898,956	1,074,994
Net proceeds from issuance of common stock	86,051,684
Payments on long-term debt	(1,708,236)	(823,947)	(312,830)

Net cash provided by financing activities	85,922,282	288,487	29,697,366

INTRALASE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Net (decrease) increase in cash and cash equivalents	$17,111,211	$(15,117,590)	$14,818,456
Cash and cash equivalents—beginning of year	8,903,715	24,021,305	9,202,849

Cash and cash equivalents—end of year	$26,014,926	$8,903,715	$24,021,305

Supplemental disclosures of cash flow information—cash paid during the year for:
Interest	$65,364	$51,576	$64,517

Income taxes	$22,660	$800	$800

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

In 2004, 2003 and 2002, the Company recorded accretion of $44,845, $59,792 and $56,659, respectively, to the redemption value of redeemable convertible preferred stock.

In 2002, in connection with a debt financing, the Company recorded the fair value associated with the issuance of a stock warrant of $33,407 as a reduction in the carrying value of the related debt.

See accompanying notes to financial statements.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

1.	Organization and Summary of Significant Accounting Policies

IntraLase Corp. (the “Company”) was incorporated on September 29, 1997 for the purpose of developing, marketing and selling surgical lasers for vision correction in physicians’ offices and eye centers in domestic and international markets.

Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation- The accompanying consolidated financial statements include the accounts of IntraLase Corp. and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents consist principally of uninsured money market securities and commercial paper.

Marketable Securities—The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments, consisting of short-term debt securities, have been classified as held-to-maturity and are reported at amortized cost, which approximates fair value, in the accompanying balance sheets.

Concentration of Credit Risks—The Company is subject to concentration of credit risk, primarily from its cash and cash equivalents. At December 31, 2004, the Company managed credit risk through the purchase of investment-grade securities (rated A1/P1 for money market instruments, A or better for debt) with diversification among issues and maturities. The Company maintains its cash and cash equivalents and marketable securities with two major financial institutions in the United States.

The Company’s customer base is concentrated in the surgical vision correction market. No single customer represents greater than 10 percent of revenues during the years ended December 31, 2004, 2003 and 2002. The Company is exposed to risks associated with extending credit to its customers, primarily related to the sale of per procedure fees inclusive of disposable patient interfaces. Management believes that credit risks on trade accounts receivable are moderated by the geographical diversity and number of the Company’s customers. The Company performs on going credit evaluations of its customers’ financial condition and to date, credit losses have been within management’s expectations.

Inventories—Inventories, consisting principally of raw materials, work-in-process and completed units, are carried at the lower of cost or market. Cost is determined using standard costing, which approximates the first-in, first-out method.

Property, Plant and Equipment—The Company’s property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	5 years
Furniture and fixtures	5 years
Computer equipment and software	3 years
Production equipment	2 to 5 years
Research and development equipment	2 years
Exhibits and displays	2 years

Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Maintenance and repairs are charged to operations when incurred.

Long-Lived Assets—The Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). At December 31, 2004 the Company determined that there were no indications of impairment.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

Fair Value of Financial Instruments—SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2004, management believes that the carrying amounts of cash, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Accrued Warranty—The Company provides a limited warranty ranging from one to three years against manufacturer’s defects on its lasers sold or leased to customers. The Company’s standard warranties require the Company to repair or replace, at the Company’s discretion, defective parts during such warranty period. In addition, the Company charges customers an annual maintenance fee for routine and periodic maintenance, which constitutes the majority of the Company’s activities related to direct customer support. Commencing in 2003 and in conjunction with establishing an annual maintenance program, the Company deferred the fair value of the maintenance agreement and amortized the deferred maintenance amount over the twelve month service period, as the services and component parts associated with the one year warranty are essentially equivalent to the routine maintenance provided by the Company under its maintenance agreements. The Company accrues for its product warranty liabilities based on estimates of costs not covered by the maintenance revenues, calculated using estimates of future uncovered costs, based on historical repair information for uncovered costs. Warranty liability activity for the years ended December 31, was as follows:

	2004	2003
Balance—January 1	$84,967	$269,840
Warranty claims and expenses	(227,202)	(220,635)
Provisions for warranty expense	515,950	35,762

Balance—December 31	$373,715	$84,967

Revenue Recognition—In the normal course of business, the Company generates revenue through the sale and rental of lasers, the sale of per procedure fees inclusive of disposable patient interfaces and maintenance services. Revenue related to sales of the Company’s products and services is recognized as follows:

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

Per Procedure Fees and Disposable Patient Interfaces revenues: Per procedure fees inclusive of disposable patient interface revenue is recognized upon shipment to the customer and when the title has passed in accordance with sales terms. The Company does not allow customers to return product.

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

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

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

Revenues from product sales are as follows for the year ended December 31:

	2004	2003	2002
Laser revenues	$33,237,551	$14,777,010	$14,296,738
Per procedure disposable patient interface revenues	22,256,211	9,115,731	3,354,242
Maintenance revenues	4,474,512	1,536,723	351,483

	$59,968,274	$25,429,464	$18,002,463

Major Customers—The Company’s largest customer accounted for approximately 9% of total revenues for both the years ended December 31, 2004 and December 31, 2003. In 2002, surgeons generally rented laser equipment and purchased supplies and services through a multiyear fee-per-procedure contract primarily through an independent third-party financing company, De Lage Landen Financial Services (“DLL”). As a result, revenues generated from products sold to DLL accounted for 69% in 2002.

Research and Development—Research and development expenses consist of costs incurred for proprietary and collaborative research and development and regulatory and compliance activities. Research and development costs are charged to operations as incurred. The cost of equipment used in research and development activities, which has alternative uses, is capitalized and depreciated over the estimated useful lives of the equipment.

Software Development Costs—The Company’s lasers incorporate software which is incidental to the laser as a whole. Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. The Company defines establishment of technological feasibility as the completion of a final working model approved by the U.S. Food and Drug Administration, at which time the product can be sold to third parties. Therefore, all software development costs have been expensed.

Advertising Costs—Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Total advertising and promotional expenses were approximately $196,443, $37,508 and $186,433 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based awards to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) in annual financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the years ended December 31, 2004, 2003 and 2002 below.

SFAS No. 123 requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method in accounting for employee stock-based awards. Under SFAS No. 123, the fair value of stock- based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock-option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life, 60 months for employee stock options plans, six months for employee stock purchase plan in 2004; volatility ranging from 67% to 104%; risk-free interest rates ranging from 2.53% to 4.4%; no dividends during the expected term; and forfeitures are recognized as they occur.

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards, net loss would have increased as follows:

	2004	2003	2002
Net loss applicable to common stockholders as reported	$(10,241,747)	$(11,984,098)	$(11,968,926)
Add: Stock-based employee compensation expense included in reported net loss	1,803,680	85,450	146,992
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,312,278)	(253,605)	(216,092)

Pro forma net loss applicable to common stockholders	$(10,750,345)	$(12,152,253)	$(12,038,026)

Pro forma net loss per share applicable to common stockholders	$(1.34)	$(5.74)	$(6.86)

Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. Evaluating the value of these assets is necessarily based on the Company’s judgment. A valuation allowance has been recorded to reduce the deferred tax assets to that portion which more likely than not will be realized.

Comprehensive Loss—There was no difference between comprehensive loss and net loss for the years ended December 31, 2004, 2003 and 2002.

Net Loss Applicable to Common Stockholders—Net loss applicable to common stockholders for the periods presented has been calculated by adding to the net loss the accretion to the redemption value of redeemable convertible preferred stock.

Net Loss per Share Applicable to Common Stockholders—Basic net loss per share applicable to common stockholders is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock, none of which were dilutive during any of the periods presented.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net loss applicable to common stockholders	$(10,241,747)	$(11,984,098)	$(11,968,926)

Denominator:
Weighted-average common stock outstanding	8,024,790	2,220,416	2,051,165
Less: unvested common shares subject to repurchase	(16,296)	(101,518)	(295,292)

Total weighted-average number of shares used in computing net loss per share applicable to common stockholders—basic and diluted	8,008,494	2,118,898	1,755,873

The following outstanding options to purchase common stock, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	Year Ended December 31,
	2004	2003	2002
Options to purchase common stock	5,439,795	5,014,893	2,934,515
Redeemable convertible preferred stock		22,191,333	22,191,333
Warrants	39,514	39,514	39,514

Included in the calculation of net loss attributable to common stockholders is accretion to redemption value of $44,845, $59,792 and $56,659 for the years ended December 31, 2001, 2002 and 2003, respectively, related to the issuance of the Company’s redeemable convertible preferred stock.

Initial Public Stock Offering—The Company’s initial public offering of its common stock, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in the sale of 7,295,447 shares of common stock, net proceeds of $86.1 million and the conversion of all outstanding preferred stock into 16,797,103 shares of common.

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

The following table summarizes revenues by geographic region:

	Year Ended December 31,
	2004	2003	2002
United States	42,832,917	20,961,892	17,535,463
Asia Pacific	7,641,496	3,942,572
Europe	8,703,180
Other	790,681	525,000	567,000

	59,968,274	25,429,464	18,102,463

Substantially all of the Company’s long-lived assets are located in the United States.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

Use of Estimates in the Preparation of the Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements—In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and in December 2003, issued FIN 46(R) (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB 51. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. The adoption of FIN 46 and FIN 46(R) did not have a material impact on the Company’s financial condition or results of operations, because the Company is not a beneficiary of any variable interest entities.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its third quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on its results of operations in amounts not yet determinable.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB 29, Accounting for Nonmonetary Transactions”. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will evaluate the effect, if any, of adopting SFAS No. 153.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends ARB Opinion No. 43, Chapter, “Inventory Pricing”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

costs and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, Statement No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policies are consistent with the accounting required by SFAS No. 151 and, as such, the adoption of this statement will have no effect on its financial statements.

2.	Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities are as follows at December 31:

	2004	2003
Cash and money market funds	$4,074,091	$1,915,434
Commercial paper	21,940,835	9,977,446
Municipal bonds	66,000,000

	$92,014,926	$11,892,880

All of the Company’s investments are classified as held-to-maturity with maturities within 90 days at December 31, 2004 and maturities within 120 days at December 31, 2003, and the Company has the positive intent and ability to hold these securities to maturity.

3.	Inventories

Inventories are as follows at December 31:

	2004	2003
Raw materials	$4,757,720	$3,309,078
Work-in-process	3,303,745	2,288,566
Finished goods	1,620,043	1,304,850

	9,681,508	6,902,494
Less reserve for obsolescence	(779,824)	(635,521)

	$8,901,684	$6,266,973

4.	Property, Plant and Equipment

Property, plant and equipment are as follows at December 31:

	2004	2003
Leasehold improvements	$1,001,113	$996,814
Office equipment	380,962	89,628
Furniture and fixtures	399,903	302,240
Computer equipment and software	2,051,270	1,453,087
Production equipment	2,892,519	1,934,695
Research and development equipment	3,495,896	2,329,311
Exhibits and displays	119,438	116,331

	10,341,101	7,222,106
Less accumulated depreciation	(5,743,555)	(3,867,966)

Property and equipment—net	$4,597,546	$3,354,140

5.	Equipment Under Operating Leases

At December 31, 2004 and December 31,2003 equipment under operating leases consisted of lasers leased to customers. The operating leases typically have a term of 36 to 39 months and are generally cancelable during the first six months. The lease typically converts to a non-cancelable lease at the end of six months unless the customer provides a written notice of cancellation 30 days prior to the cancellation date. The customer typically can purchase the leased equipment at any time during lease term for the difference between the purchase price and the underlying operating lease payments made.

Future lease payments receivable under non-cancelable operating leases as of December 31, 2004 are as follows:

Years Ending December 31,
2005	$1,309,033
2006	1,144,034
2007	310,879

$2,763,946

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

6.	Purchase of Technology

On July 15, 2004, the Company entered an agreement to acquire a fully-paid royalty-free irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for aggregate consideration of $2,000,000. Upon closing this agreement on July 15, 2004 the Company recorded a charge of $765,000, which is included within research and development expenses in 2004 related to the settlement of the contract disputes and capitalized $1,235,000, which is included within total long-term assets at December 31, 2004, associated with acquired licenses in accordance with the terms of the agreement.

7.	Accrued Expenses

Short-term and long-term accrued expenses consist of the following at December 31:

	2004	2003
Customer deposits	$489,102	$176,667
Payroll and related accruals	3,156,082	1,552,572
Royalties	891,153	563,312
Product warranties	373,715	84,967
Other	1,120,455	592,992

	$6,030,507	$2,970,510

8.	Redeemable Convertible Preferred Stock

Upon closing the Company’s initial public offering on October 13, 2004, all shares of the outstanding redeemable convertible preferred stock converted into 16,797,103 shares of common stock.

9.	Stockholders’ Deficit

Warrants—During 2003 and 2002, warrants were issued in connection with the Company’s debt financing, as disclosed in Note 11.

Restricted Stock Purchase Agreements for Common Stock and Receivable from Sale of Stock to Officers and Employees—Certain common stock is issued pursuant to restricted stock purchase agreements. During the years ended December 31, 2002 and 2000, 544,745 and 433,278, respectively, shares of common stock were sold pursuant to restricted stock purchase agreements. In both years, the restricted shares were issued upon the exercise of previously granted stock options (whose exercise price equaled fair market value on the date of grant). The restricted stock vests at the same rate as the underlying exercised options. The Company financed the aggregate exercise price of the options by granting full recourse loans to employees. The loans bear interest at 6.22% annually and mature after five years. Interest receivable related to these loans is included in other assets in the accompanying balance sheets.

Restricted shares are subject to the risk of forfeiture, certain restrictions on transferability and to the Company’s repurchase rights. The restrictions and repurchase options lapse 25%, each year over a four-year vesting period. The Company has a repurchase option, exercisable upon discontinuance of the purchaser’s service with the Company, to repurchase the unvested shares at the original price paid by the purchaser. During 2004, unvested shares of 12,008 were repurchased under this provision through reduction in a loan to an employee of $16,353, when the employee’s service with the Company ended. Holders of restricted stock have all rights of a stockholder.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

Stock Option Plans—The Company has four stock option plans: (i) the 1997 Stock Option Plan under which nonstatutory or incentive stock options to acquire shares of the Company’s common stock may be granted to employees and nonemployees of the Company; (ii) the 2000 Stock Incentive Plan provides for granting of options which vest over time; (iii) the 2000 Executive Option Plan provides for the granting of options which vest after the earlier of seven years or upon the grantee’s achievement of preset goals or milestones (performance-based stock-option awards) and (iv) the 2004 Stock Incentive Plan for granting nonstatutory or incentive stock options, restricted stock, stock appreciation rights, performance shares and performance units to employees, directors and consultants. The plans permit the issuance of options for the purchase of up to 1,309,213 shares of common stock, 5,772,224 shares of common stock, 721,528 shares of common stock, and 3,607,640 shares of common stock respectively. On October 12, 2004 the 1997 Stock Option Plan and 2000 Executive Option Plan were expired to allow no further grants from the plans. All shares left available for grant were cancelled and deleted from the plan.

The plans are administered by the Board of Directors (the “Administrator”) and permit the issuance for purchase of the Company’s common stock at exercise prices not less than fair market value of the underlying shares on the date of grant. Options granted under the plans are exercisable over a period of time (generally not to exceed 10 years), designated by the Administrator and are subject to other terms and conditions, as determined by the Administrator.

A summary of the Company’s stock option activity follows as of December 31:

	Shares under Option	Weighted- Average Exercise Price	Exercisable at End of Period	Weighted- Average Exercise Price
Outstanding—January 1, 2002	2,025,603	$1.26	488,147	$1.00
Granted (weighted-average fair value of $0.16)	1,706,554	$1.55
Forfeited	(142,967)	$1.25
Exercised	(654,675)	$1.13

Outstanding—December 31, 2002	2,934,515	$1.46	816,286	$1.19
Granted (weighted-average fair value of $0.24)	2,182,369	$2.55
Forfeited	(76,843)	$2.05
Exercised	(25,148)	$1.49

Outstanding—December 31, 2003	5,014,893	$1.92	1,605,654	$1.38

Granted (weighted-average fair value of $9.67)	1,318,693	$9.67
Forfeited	(438,084)	$2.04
Exercised	(455,705)	$1.49

Outstanding—December 31, 2004	5,439,795	$3.83	2,418,454	$3.83

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

At December 31, 2004, there were 4,117,486 shares available for future grant under the plans. Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2004 for each exercise price is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/2004	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/2004	Weighted- Average Exercise Price
$0.14 - $0.83	560,844	5.80	$0.67	446,574	$0.63
$1.11	127,536	5.37	$1.11	123,469	$1.11
$1.44	575,769	7.36	$1.44	346,300	$1.44
$1.80	596,025	6.45	$1.91	504,624	$1.88
$2.48	166,683	7.74	$2.48	126,290	$2.48
$2.54	2,072,779	8.32	$2.54	831,225	$2.54
$2.87	635,133	9.23	$4.06	39,972	$2.87
$11.91	469,861	9.55	$12.42
$16.70	122,265	9.78	$16.70
$19.68	112,900	9.97	$19.68

$0.14 - $19.68	5,439,795	7.95	$3.83	2,418,454	$1.82

As disclosed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based awards to employees and SFAS No. 123 in accounting for its stock-based awards to nonemployees. Certain of the Company’s performance-based and certain time-based stock-option awards do not meet the criteria for fixed plan accounting and are accounted for under variable-plan accounting in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF No. 96-18), Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under variable-plan accounting, the market value of the underlying common stock in excess of the stock-option exercise price is charged to income ratably over the period in which management anticipates these awards will vest. The final market value of the performance-based awards is determined at the date the milestones are met. In addition, stock-based compensation for option grants to nonemployees, which related to 598,868 of the options outstanding at December 31, 2004, is recorded by using the Black-Scholes option-pricing model at the measurement date, using the following weighted average assumptions:

	2004	2003	2002
Expected life	60 months	120 months	60 months
Risk-free rate of return	3.12%	2.53%	3.03%
Volatility(1)	85.18%	99%	104%
Dividends	none	none	None

(1)	Estimated using a peer company prior to initial public offering of stock in October 2004.

Stock-based compensation related to nonemployees is amortized over the vesting period of the underlying option. Stock-based compensation expense of $4,509,113, $307,163 and $271,632 was recognized in 2004, 2003 and 2002, respectively, associated with employee performance-based, employee time-based and nonemployee stock-option awards.

The following summarizes information about restricted common stock issued pursuant to restricted stock purchase agreements:

Number of Shares
Unvested common shares—January 1, 2002	101,459
Common shares issued pursuant to restricted stock purchase agreements	544,748
Shares vested	(350,955)

Unvested common shares—December 31, 2002	295,252
Shares vested	(193,734)

Unvested common shares—December 31, 2003	101,518
Shares repurchased pursuant to restricted stock purchase agreements	(12,008)
Shares vested	(73,214)

Unvested common shares—December 31, 2004	16,296

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

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

10.	Leases

The Company leases its office space under an operating lease expiring October 31, 2005. Aggregate rent expense for the years ended December 31, 2004, 2003 and 2002 was $679,391, $556,134 and $555,641, respectively. On January 31, 2005 the Company entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet. The lease is for a period of ten years and four months beginning May 1, 2005.

Future lease payments under operating leases as of December 31, 2004 are as follows:

Years Ending December 31
2005	$1,650,824
2006	1,749,779
2007	1,750,044
2008	1,745,364
2009	1,745,364
Thereafter	9,890,396

Total	$18,531,771

Under the terms of the Company’s current operating lease, the Company is required to pay property taxes and common area maintenance costs to the lessor. Additionally, as a condition to the Company’s current operating lease, which expires in October 2005, the Company was required to provide a letter of credit with a current requirement for $118,487.

11.	Debt

At December 31, 2003, the Company had outstanding debt of $806,000 related to a term loan utilized to finance capital equipment purchases. All outstanding debt was repaid using proceeds from the Company’s initial public offering of stock in October 2004 and the equipment advance facility was terminated.

Through December 31, 2004 the Company had a revolving line of credit which allows for maximum borrowings of $3,500,000 with a $1,000,000 sublimit to secure a separate revolving line of credit (the “Line”). At December 31, 2004, there was no outstanding balance. The line of credit bears a variable interest rate equal to 0.75% above the bank’s prime rate (6.25% at December 31, 2004). The revolving line of credit matured on December 31, 2004.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

Pursuant to the borrowing agreements, during the year ended December 31, 2000 the Company issued warrants to the lender for the purchase of 31,300 shares of Series E preferred stock for $5.11 per share, which expire July 12, 2008. At December 31, 2003, the 31,300 shares of Series E preferred stock issuable upon conversion of the warrants are convertible into 27,609 shares of common stock due to an antidilution adjustment. During the year ended December 31, 2002 the Company issued warrants for the purchase of 12,500 shares of Series G preferred stock for $3.45 per share, which expire December 31, 2009. In addition, during the year ended December 31, 2003, the Company issued warrants for the purchase of 4,000 shares of Series G preferred stock for $3.45 per share which expire December 31, 2009. Value ascribed to these warrants using the Black-Scholes option-pricing model at the measurement date was zero, zero and $33,407 for the periods ended December 31, 2004, 2003 and 2002, respectively, using the following weighted average assumptions: expected life, 60 months; volatility of 104%; risk-free interest rates of 3.03%; and no dividends in 2002. The value of the warrants has been recorded as a debt discount and amortization is provided over the term of the credit agreement as interest expense. For the years ended December 31, 2004, 2003 and 2002, zero, $91,062 and $36,420 respectively, was amortized to interest expense. None of these warrants have been exercised to date. In connection with these financing arrangements, the Company is required to maintain certain reporting and financial loan covenants, including maintaining minimum financial ratios and net income or loss requirements. The Company received a waiver pertaining to non-compliance with one financial covenant relating to maximum allowable net loss, as of December 31, 2004 and December 31, 2003.

12.	Commitments and Contingencies

Licensing Agreements—In connection with various licensing agreements, the Company is obligated to pay license fees and aggregate royalties ranging from a minimum of 2.5% to a maximum of 5.0% of net sales of products incorporating the licensed technology. The Company is also obligated to pay royalties of up to 15% of certain sublicensing revenues in the event the Company sublicenses in the future. The Company generally has the option to cancel these agreements upon 90 days’ written notice. As of December 31, 2004 and 2003, royalties and license fees due under these licensing agreements were $716,000 and $563,000, respectively. The Company recorded royalty and license fee expense for the years ended December 31, 2004, 2003 and 2002 of $2,025,000, $981,000 and $845,000, respectively, which is included in cost of sales.

In 1997, the Company entered into agreements requiring the payment of license fees and royalties to two stockholders, pursuant to licensing agreements entered into in exchange for common stock, annual license fees and royalties. The license agreements expire upon the occurrence of certain events, as defined, or 10 years from the date of the license agreement. These agreements are generally cancelable at the Company’s sole option upon 90 days’ written notice; however, the license cannot be canceled by the licensors except in the event of default. On July 15, 2004, the Company entered an agreement to acquire a fully-paid royalty-free irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for aggregate consideration of $2,000,000. Minimum license fee commitments under the remaining agreement are currently $15,000 per year, which are fully off-settable against unit royalties. License fees may be credited against royalties to be paid to the licensors for the calendar year in which the license fees are paid. In addition, the Company is responsible for all patent maintenance costs.

The Company has entered into three other license agreements for the use of intellectual property in its products. These agreements contain provisions for the payment of license fees and royalty payments. These agreements are generally cancelable at the Company’s sole option upon 90 days’ written notice for one agreement and upon 60 days’ written notice for the other agreement; however, the license cannot be canceled by the licensors except in the event of default. The Company pays license fees, subject to offset against unit royalties in the calendar quarter or year, as applicable, in which the license fees are paid. Minimum license fees were $109,000 in 2004 and 2003.

Research and Development Agreements—The Company has entered into research agreements with various agencies, including the United States Department of Defense, the National Science Foundation and the National Eye Institute. The agreements are related to the development of corneal laser technology for eye surgery procedures and the development of technology for the treatment of eye diseases, such as glaucoma and presbyopia. The contracts expired at various dates through March 2003. Pursuant to the terms of the agreements, the agencies reimbursed the Company for certain costs incurred in its research efforts. The Company recognized no revenue in 2004 and 2003 and $100,000 in 2002.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

Indemnities and Guarantees—During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include (i) certain real estate leases, under which the Company may be required to indemnify property owners for general liabilities; and (ii) certain agreements with the Company’s officers; under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship; (iii) certain agreements with its customers in which the Company provides intellectual property indemnities; and (iv) certain agreements with licensors, under which the Company indemnifies the party granting the license against claims, losses and expenses arising out of the manufacture, use, sale or other disposition of the products the Company manufactures using the licensed technology or patents. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to, nor does it expect to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Employment Agreement—In April 2003, the Company entered into an employment agreement with the Chief Executive Officer of the Company that calls for minimum annual payments at a rate of $450,000, effective with the initial public offering, plus reimbursement for certain expenses. The employment agreement has a three year term.

Litigation— The Company is currently involved in litigation with Escalon Medical Corp., tentatively set for trial in May of 2005. On June 10, 2004, the Company received notice from Escalon of its intent to terminate the Company’s license agreement unless the Company paid in full certain royalties which Escalon believes the Company owes under the license agreement. Escalon seeks payment of approximately $645,000 in additional royalties and other expenses, and seeks additional royalties for future periods that would, if Escalon prevailed on all aspects of their claims, represent an increase in the royalties paid to them by approximately one percent of revenues, and a subsequent one percent reduction in the Company’s future gross margins and operating profits. On June 21, 2004, the Company filed a complaint for declaratory relief and a preliminary injunction and a temporary restraining order to prevent Escalon from terminating the Company’s license agreement until the court rules. Escalon subsequently agreed to stipulate to the temporary restraining order to prevent an immediate termination of the license agreement until a preliminary injunction hearing. On October 29, 2004, the court accepted a second stipulation by the parties to waive the preliminary injunction hearing. This second stipulation precludes Escalon from declaring a breach on this dispute pending a trial or dispositive ruling by the court.

On February 7, 2005, the parties submitted cross motions for summary judgment to the court. On March 1, 2005, the court entered its order on the parties’ cross-motions for summary judgment, ruling on the majority of issues in the case. The court ruled in the Company’s favor on some issues and in Escalon’s favor on others. The Company believes that neither the court’s order nor the ultimate resolution of the case will have a material adverse effect on its business, financial condition and results of operations. The Company’s financial statements were not affected at December 31, 2004.

On August 23, 2004, the United States Patent and Trademark Office (PTO) granted a request for re-examination with respect to U.S. Patent RE 37,585, one of the four U.S. patents licensed to the Company by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. Re-examination may result in the scope of protection and rights provided by the patent license being lost or narrowed. The irrevocable license the Company acquired and the payment the Company made pursuant to the July 15, 2004 license agreement will not be affected by the granting of re-examination, regardless of the outcome. Although the Company believes that the intellectual property covered by the patent subject to the re-examination is important to its business, if this patent is invalidated there will be no effect on its ability to sell its products. However, invalidation or narrowing of this patent might allow others to market competitive products that would otherwise have infringed the patent.

The Company is also currently involved in other litigation incidental to its business. In the opinion of management, the ultimate resolution of such litigation will not likely have a significant effect on the Company’s financial statements.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003 and 2002

13.	Income Taxes

A summary of the provision for income taxes for the year ended December 31 is as follows:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	30,000	22,660	23,550

	30,000	22,660	23,550

Deferred:
Federal	3,149,634	2,949,189	4,318,293
State	1,237,668	1,013,700	1,022,124
Valuation allowance	(4,387,302)	(3,962,889)	(5,340,417)

	$30,000	$22,660	$23,550

A reconciliation of income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to loss before provision for income taxes is as follows:

	2004	2003	2002
Income taxes at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes—net of federal benefit	(8.2)	(5.4)	(8.4)
Research and development credit	(3.9)	(3.7)	(2.6)
Meals and entertainment	1.1	0.3	0.2
Change in valuation allowance	45.3	43.0	45.0

Provision for income taxes	0.3%	0.2%	0.2%

The components of the Company’s net deferred income taxes are as follows:

	2004	2003	2002
Current:
State income taxes	$(148,072)	$(51,413)	$—
Accrued vacation	303,530	188,416	70,907
Inventory reserve	334,077	337,069	315,649
Accrued expenses	367,111	192,451	222,223
Deferred revenue	415,597
Other	684,108	134,630	568

	1,956,351	801,153	609,347

Long-term:
State income taxes	(1,844,049)	(1,522,396)	—
Stock-based compensation	246,111	246,111	166,537
Property, plant and equipment	(15,052)	89,114	152,148
Net operating loss	22,322,451	19,996,348	15,710,109
Research and development credits	3,376,156	2,568,159	1,678,815
Other	721,833	198,011	96,655

	24,807,450	21,575,347	17,804,264

Total deferred tax asset	26,763,801	22,376,500	18,413,611
Valuation allowance	(26,763,801)	(22,376,500)	(18,413,611)

	$—	$—	$—

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $55,564,657 and $38,806,197, respectively, and research and development credit carryforwards of $1,645,418 and $1,730,738, respectively, which will expire on various dates beginning in 2005 through 2024.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date.

INTRALASE CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

Item 15

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2002	$6,620	$135,814	$(681)	$141,753
Year ended December 31, 2003	$141,753	$132,973	$(155,946)	$118,780
Year ended December 31, 2004	$118,780	$64,884	$(32,060)	$151,604
Deferred tax valuation allowance
Year ended December 31, 2002	$13,073,195	$5,340,416	$—	$18,413,611
Year ended December 31, 2003	$18,413,611	$3,962,889	$—	$22,376,500
Year ended December 31, 2004	$22,376,500	$4,387,301	$—	$26,763,801