Form 10-Q
period 2005-03-31
INTRALASE CORP
filed 2005-05-12
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,238,753 shares of common stock, $0.01 par value, outstanding as of May 9, 2005.

INTRALASE CORP.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

IntraLase Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,261,056	$26,014,926
Marketable securities	70,000,000	66,000,000
Accounts receivable—Net of allowance for doubtful accounts of $163,725 (March 31, 2005) and $151,604 (December 31, 2004)	10,688,694	7,186,163
Inventories, Net	9,129,126	8,901,684
Prepaid expenses and other current assets	3,573,070	1,868,186

Total current assets	100,651,946	109,970,959

Marketable securities	12,000,000
Property, plant and equipment—Net	5,349,097	4,597,546
Equipment under operating leases—Net of accumulated depreciation of $768,973 (March 31, 2005) and $682,889 (December 31, 2004)	2,780,837	2,224,785
Other assets	1,282,320	1,418,774

Total	$122,064,200	$118,212,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,989,771	$5,685,565
Accrued expenses	7,186,452	6,030,507
Deferred revenues	3,228,837	3,232,272

Total current liabilities	16,405,060	14,948,344

Deferred revenues-Long-term	1,033,219	970,115

Total liabilities	17,438,279	15,918,459
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding at March 31, 2005 and December 31, 2004
Common stock, $0.01 par value—45,000,000 shares authorized; 26,840,082 (March 31, 2005) and 26,769,185 (December 31, 2004) shares issued and outstanding	268,401	267,692
Additional paid-in capital	168,897,834	170,567,316
Deferred stock-based compensation	(2,646,744)	(4,302,631)
Receivable from sale of stock to officers and employees	(489,704)	(838,690)
Accumulated deficit	(61,403,866)	(63,400,082)

Total stockholders’ equity	104,625,921	102,293,605

Total	$122,064,200	$118,212,064

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues – product revenues	$21,180,973	$9,484,731
Costs of goods sold (1)	10,022,236	5,621,493

Gross Margin	11,158,737	3,863,238

Operating expenses:
Research and development (1)	2,515,050	2,357,109
Selling, general and administrative (1)	7,248,465	3,610,408

Total operating expenses	9,763,515	5,967,517

Income (loss) from operations	1,395,222	(2,104,279)
Interest and other income (expense), Net
Interest expense	(91,950)	(23,893)
Interest income	599,329	37,979
Other income	160,518	3,225

Interest and other income (expense) , net	667,897	17,311

Income (loss) before provision for income taxes	2,063,119	(2,086,968)
Provision for income taxes	66,903	7,500

Net income (loss)	1,996,216	(2,094,468)
Accretion of preferred stock		(14,949)
Net income (loss) applicable to common stockholders	$1,996,216	$(2,109,417)

Net income (loss) per share applicable to common stockholders – basic	$0.07	$(0.97)

Net income (loss) per share applicable to common stockholders – diluted	$0.06	$(0.97)

Weighted average shares outstanding – basic	26,815,190	2,177,806

Weighted average shares outstanding – diluted	31,126,618	2,177,806

(1) Amounts include stock-based compensation expenses, as follows:

Costs of goods sold	$34,873	$1,195
Research and development	(96,715)	54,861
Selling, general and administrative	3,057	49,503

	$(58,785)	$105,559

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$1,996,216	$(2,094,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	886,884	695,314
Loss on disposition of property, plant and equipment	—	2,303
Provision for bad debt expense	12,120	21,024
Stock-based compensation	(58,785)	105,559
Amortization of technology license	72,228	—
Changes in operating assets and liabilities:
Accounts receivable	(3,514,651)	584,285
Prepaid expenses and other current assets	(1,704,884)	91,732
Inventories	(227,442)	(784,714)
Other assets	64,226	(13,205)
Accounts payable	304,206	187,229
Accrued expenses	1,155,945	679,397
Deferred revenues	59,669	(81,770)

Net cash used in operating activities	(954,268)	(607,314)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,552,350)	(387,770)
Purchase of equipment under operating leases	(642,137)	(821,293)
Purchase of marketable securities	(29,000,000)	(3,990,892)
Proceeds from maturities of marketable securities	13,000,000	2,992,765

Net cash used in investing activities	(18,194,487)	(2,207,190)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	63,697	51,658
Net proceeds from collection of receivable - sale of stock to officers and employees	348,986	—
Payments for issuance costs associated with 2004 common stock offering	(17,798)	—
Proceeds from issuance of long-term debt	—	423,498
Principal payments on long-term debt	—	(89,583)

Net cash provided by financing activities	394,885	385,573

Net decrease in cash and cash equivalents	$(18,753,870)	$(2,428,931)
Cash and cash equivalents—beginning of year	26,014,926	8,903,715

Cash and cash equivalents—end of period	$7,261,056	$6,474,784

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91,950	$22,904

Cash paid during the year for income taxes	$12,210	$4,495

Supplemental Disclosures of Noncash Transactions:

During the three months ended March 31, 2004 the Company recorded accretion of $14,949 to the redemption value of redeemable convertible preferred stock.

See accompanying notes to financial statements.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

1.	Basis of Presentation

The information set forth in these financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, is unaudited and includes the accounts of IntraLase Corp. (the “Company”). The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted, in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements.

The information contained in these interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K.

2.	Significant Accounting Policies

Revenue Recognition—In the normal course of business, the Company generates revenue through the sale and rental of lasers, the sale of per procedure fees inclusive of a disposable patient interface and maintenance services. Revenue related to sales of the Company’s products and services is recognized as follows:

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

Per Procedure Fees Inclusive of a Disposable Patient Interface revenues: Per procedure fees inclusive of a disposable patient interface revenue is recognized upon shipment to the customer and when the title has passed in accordance with sales terms. The Company does not allow customers to return product.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) in annual financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the three months ended March 31, 2005 and 2004 below.

SFAS No. 123 requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method in accounting for employee stock-based awards. Under SFAS No. 123, the fair value of stock- based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock-option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 60 months for employee stock options under our plans, six months for the employee stock purchase plan in 2005; volatility of 67% and 0% in the three months ended March 31, 2005 and 2004, respectively and risk-free interest rates averaging 4.1% and 2.7% in the three months ended March 31, 2005 and 2004, respectively; no dividends during the expected term; and forfeitures are recognized as they occur.

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards, net income (loss) would have been as follows for the periods ended:

	Three Months Ended March 31,
	2005	2004
Net income (loss) applicable to common stockholders as reported	$1,996,216	$(2,109,417)
Add: Stock—based employee compensation expense included in reported net loss	299,282	12,571
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(874,586)	(70,008)

Net income (loss) applicable to common stockholders	$1,420,912	$(2,166,854)

Pro forma net income (loss) per share applicable to common stockholders—basic	$0.05	$(0.99)

Pro forma net income (loss) per share applicable to common stockholders—diluted	$0.05	$(0.99)

Net Income (Loss) Applicable to Common Stockholders—Net loss applicable to common stockholders for the three months ended March 31, 2004 has been calculated by adding to the net loss the accretion to the redemption value of redeemable convertible preferred stock.

Net Income (Loss) per Share Applicable to Common Stockholders—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

net income (loss) per share is computed giving effect to all common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock, if dilutive.

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income (loss) applicable to common stockholders	$1,996,216	$(2,109,417)

Denominator:
Basic net income (loss) per share – weighted average shares outstanding	26,817,936	2,258,418
Less: weighted-average shares subject to repurchase	(2,746)	(80,612)

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—basic	26,815,190	2,177,806
Effect of dilutive securities:
Weighted average dilutive options outstanding	4,311,428

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—diluted	31,126,618	2,177,806

The Company had 5,024,193 outstanding options to purchase common stock, 16,797,103 shares of redeemable convertible preferred stock and 39,514 warrants that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2004 as they had an antidilutive effect.

Included in the calculation of net loss attributable to common stockholders is accretion to redemption value of $14,949 for the three months ended March 31, 2004 related to the issuance of the Company’s redeemable convertible preferred stock.

Comprehensive Loss—There was no difference between comprehensive loss and net loss for the three months ended March 31, 2005 and 2004.

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

The following table summarizes revenues by geographic region:

	Three months ended March 31,
	2005	2004
United States	$12,430,212	$7,688,097
Asia Pacific	4,604,254	104,174
Europe	3,715,570	1,615,625
Other	430,937	76,835

	$21,180,973	$9,484,731

Substantially all of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on its results of operations in amounts not yet determinable.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, Statement No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policies are consistent with the accounting required by SFAS No. 151 and, as such, the adoption of this statement will have no effect on its financial statements.

3.	Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities are as follows at December 31:

	March 31,	December 31,
	2005	2004
Cash and money market funds	$1,273,058	$4,074,091
Commercial paper	5,987,998	21,940,835
Agency bonds – short term	70,000,000	66,000,000
Agency bonds – long term	12,000,000	—

	$89,261,056	$92,014,926

All of the Company’s investments, which are reported at amortized cost that approximates fair value, are classified as held-to-maturity and the Company has the positive intent and ability to hold these securities to maturity. As of March 31, 2005 the long term agency bonds had maturity dates within 24 months and all other investments had maturities within 90 days. All of the Company’s investments had maturities within 90 days at December 31, 2004.

4.	Revenues

Revenues from product sales are as follows:

	Three months ended March 31,
	2005	2004
Laser revenues	$10,441,562	$3,967,253
Per procedure revenues (inclusive of a disposable patient interface)	9,027,950	4,727,907
Maintenance revenues	1,711,461	789,571

	$21,180,973	$9,484,731

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

5.	Inventories

Inventories are as follows:

	March 31, 2005	December 31, 2004
Raw materials	$3,890,624	$4,757,720
Work-in-process	4,088,368	3,303,745
Finished goods	2,234,434	1,620,043

	10,213,426	9,681,508
Less reserve for obsolescence	(1,084,300)	(779,824)

	$9,129,126	$8,901,684

Amounts charged to income for excess and obsolete inventories were $319,500 and $187,500 for the three months ended March 31, 2005 and 2004, respectively.

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

Litigation—. On June 10, 2004, the Company received notice from Escalon Medical Corp. of its intent to terminate the Company’s license agreement unless the Company paid in full certain royalties which Escalon believed the Company owed under the license agreement. Escalon sought payment of approximately $645,000 in additional royalties and other expenses, and sought additional royalties for future periods that if Escalon had prevailed on all aspects of their claims, would have represented an increase in the royalties paid to them by approximately one percent of revenues, and a subsequent one percent reduction in the Company’s future gross margins and operating profits. On June 21, 2004, the Company filed a complaint for declaratory relief and a preliminary injunction and a temporary restraining order to prevent Escalon from terminating the Company’s license agreement. Escalon subsequently agreed to stipulate to the temporary restraining order. On October 29, 2004, the court accepted a second stipulation by the parties to waive the preliminary injunction hearing. This second stipulation precluded Escalon from declaring a breach on this dispute pending a trial or dispositive ruling by the court.

On February 7, 2005, the parties submitted cross motions for summary judgment to the court. On March 1, 2005, the court entered its order on the parties’ cross-motions for summary judgment, ruling on the majority of issues in the case. The court ruled in the Company’s favor on some issues and in Escalon’s favor on others. The Company does not believe that the court’s order will have a material adverse effect on its business, financial condition and results of operations, and the Company’s financial statements were not affected at December 31, 2004. On April 1, 2005, Escalon again attempted to terminate the license agreement based on its June 10, 2004 notice. The Company sought and obtained a preliminary injunction against this attempted termination, and on April 25, 2005 the court found the purported termination to be

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

ineffective. On May 5, 2005, the court entered a final judgment which in effect adopted its March 1, 2005 rulings on the parties’ cross-motions for summary judgment and ended the case. The Company believes that Escalon will persist in its attempts to terminate the license agreement, and intends to defend against such efforts vigorously. Termination of the Escalon license agreement could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

7.	Stockholders’ Equity

Stock Option Activity—A summary of the Company’s stock option activity for the three months ended March 31, 2005 follows:

	Shares Under Option	Weighted Average Exercise Price	Exercisable at End of Period	Weighted Average Exercise Price
Outstanding—January 1, 2005	5,439,795	$3.83	2,418,454	$1.82
Granted	437,740	$20.49
Forfeited	(105,683)	$8.05
Exercised	(42,313)	$1.51

Outstanding—March 31, 2005	5,729,539	$5.04	2,604,355	$1.86

Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recorded stock-based compensation expense (benefit) of ($58,785) and $105,559 during the three months ended March 31, 2005 and 2004, respectively. This total stock-based compensation expense (benefit) included ($399,130) and $90,448 during the three months ended March 31, 2005 and 2004, respectively, in connection with stock options granted to non-employees subject to remeasurement. Options granted to non-employees are accounted for under variable accounting in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under variable accounting, the market value of the underlying common stock is remeasured during each reporting period and the excess of the fair value over the option exercise price is charged to operations ratably over the remaining period in which the awards vest. The total stock-based compensation expense also included stock-based compensation expense of $340,345 and $15,111 for the three months ended March 31, 2005 and March 31, 2004, respectively, associated with employee performance-based and employee time-based awards. As of March 31, 2005, $1,264,808 of the total remaining deferred compensation of $2,646,744 is subject to periodic remeasurement.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

During the fifteen month period ended March 31, 2005, the Company granted stock options to employees with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value per Share	Weighted Average Intrinsic Value per Share
March 31, 2004	80,991	$3.14	$3.14	—
June 30, 2004	711,147	$6.37	$10.07	$4.85
September 30, 2004	291,390	$12.73	$12.73	—
December 31, 2004	235,165	$18.13	$18.13	—
March 31, 2005	437,740	$20.49	$20.49	—

The intrinsic value per share is being recognized as compensation expense over the applicable vesting period.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined within the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or implied. Those risks and uncertainties include, but are not limited to: the degree of continued acceptance of LASIK surgery; potential complications revealed by long term follow up; the extent of adoption of our product offering by LASIK surgeons; general economic conditions; changes in federal tax laws governing the ability of potential LASIK patients to use pre-tax dollars to pay for LASIK surgery; the scope of government regulation applicable to our products; patients’ willingness to pay for LASIK surgery; our ability to compete against our competitors; the effectiveness of our measures to ensure full payment of procedure fees; the occurrence and outcome of product liability suits against us; our ability to adequately protect our intellectual property; whether we become subject to claims of infringement or misappropriation of the intellectual property rights of others; the continued availability of supplies from single-source suppliers and manufacturers of our key laser components; the ability of our managers, operations and facilities to manage our growth; the success of our expansion into markets outside the United States; whether we lose any of our key executives or fail to attract qualified personnel; or if our new products or applications fail to become commercially viable.

Certain of these risks and uncertainties, in addition to other risks, are more fully described under “Factors that May Affect Results of Operations and Financial Condition” contained elsewhere herein and in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2005.

Overview

Background

We are a medical device company focused on the design, development and marketing of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is used to create the corneal flap in the first step of LASIK surgery. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our INTRALASE® FS laser, our IntraLASIK® software and our disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003. In the three months ended March 31, 2005, we captured approximately 17% of the U.S. market for LASIK corneal flap creation.

Our quarterly laser sales or leases, cumulative lasers installed and per-procedure patient interface units in 2005, 2004 and 2003 were as follows:

	2005		2004				2003
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Laser Sales/Leases Per Quarter	39	37	27	30	17	26	14	22	5

Cumulative Lasers Installed (1)	254	217	180	153	123	106	80	66	44

Total Per-procedure Fees, Inclusive of Disposable Patient Interface, Sold	75,188	52,418	49,927	48,422	41,094	27,372	22,164	19,208	15,486

(1)	Installed base does not represent cumulative sales since existing customers have bought new lasers to retire original purchases.

We became profitable for the first time during the three months ended March 31, 2005 with net income of $2.0 million. We incurred net losses applicable to common stockholders of approximately $10.2 million in 2004 and $12.0 million in 2003. As of March 31, 2005, we had an accumulated deficit of approximately $61.4 million.

Revenues

We generate revenues primarily from the sale or lease of our INTRALASE® FS laser and the sale of our per procedure fees inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Three months ended March 31,
	2005		2004
	Units	Revenue	Units	Revenue
INTRALASE® FS laser	39	$10,441,562	17	$3,967,253
Per procedure fees inclusive of a disposable patient interface	75,188	9,027,950	41,094	4,727,907
Product maintenance	—	1,711,461	—	789,571

Total revenues		$21,180,973		$9,484,731

We target the most active LASIK surgery practices in the United States and in key international markets to adopt our product offering in order to generate recurring business from our per procedure fees inclusive of a disposable patient interface. We expect that, even with increased sales and leases of our INTRALASE® FS laser, repeat revenues from the higher gross margin per procedure fees will continue to increase as a percentage of our total revenues, which will, in turn, drive higher overall gross margin.

Terms of Sale and Revenue Recognition

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases, either directly or through third-party financing companies. Leases typically have terms of 36 to 39 months, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or by fiscally-sound third-party financing companies upon acceptance by our customers, however, we will extend terms to third party financing companies, institutions or well established corporate customers, primarily to adhere to the customer’s internal payment processes. No customer accounted for more than 10% of revenue in the three months ended March 31, 2005 or 2004.

In the three months ended March 31, 2005, approximately 70% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and approximately 30% were operating leases, representing 7% of our total domestic laser revenues. In comparison, in the three months ended March 31, 2004, 50% of our new domestic laser unit placements were sales, representing 88% of our total domestic laser revenues, and 50% were operating leases, representing 12% of our total domestic laser revenues.

Outside the United States, we sell to our international distributors and, in selected instances, directly to LASIK surgery practices. Payment terms are cash in advance or irrevocable letter of credit. However, on occasion, we have granted limited terms to distributors.

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

Per procedure fee inclusive of a disposable patient interface

•

Terms of sale. Our customers order per procedure fees inclusive of a disposable patient interface directly from us as needed. In the United States, payment is typically due 30 days after shipment and the per procedure fee inclusive of a disposable patient interface is non-refundable. A small percentage of our U.S. customers have agreed to a minimum monthly purchase requirement for per procedure fees. International customers typically pay for their per procedure fees inclusive of a disposable patient interface with cash in advance or by irrevocable letter of credit.

•	Revenue recognition. Revenue from the sale of our per procedure fees inclusive of a disposable patient interface is recognized upon shipment, and when title has passed in accordance with the sales terms. We do not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for sales outside the United States. Where we provide maintenance, maintenance agreements are renewable annually and are required at all times for the continued use of our laser and to receive on-going maintenance and support. Prior to 2003, when we sold our lasers we would establish a provision for warranty expense for related maintenance. Commencing in 2003 and in conjunction with establishing an annual maintenance program for our lasers, we began deferring the fair value of the maintenance agreement and amortizing the deferred maintenance amounts over the twelve-month maintenance period. As a result, in 2003 our deferred revenues increased while our accrued expenses associated with warranty decreased.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance agreement.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of March 31, 2005, we had sold or leased 184 lasers in the United States and we had sold 72 internationally, primarily in the Asia-Pacific region, Europe and the Middle East. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our revenues and gross margin.

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

Per procedure fees inclusive of a disposable patient interface. Sales of our per procedure fees inclusive of a disposable patient interface are also seasonal. The first quarter typically shows an increase in volume in the United States. We believe this is because many potential LASIK patients in the United States access annual funding accounts established under Internal Revenue Code Section 125 pre-tax medical savings plans, or cafeteria plans, to purchase LASIK surgery, as LASIK surgery is not generally paid for through insurance programs or government reimbursement. The second and fourth quarter do not show any significant seasonal change. However, procedure volume is slower during the third quarter, as surgeons in the United States and internationally typically take increased vacation time during the summer.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2005	2004
Revenues:
Total revenues	100.0%	100.0%
Costs of goods sold	47.3	59.3

Gross margin	52.7	40.7
Operating expenses:
Research and development	11.9	24.9
Selling, general and administrative	34.2	38.0

Total operating expenses	46.1	62.9

Income (loss) from operations	6.6	(22.2)
Interest and other income (expense), net	3.1	0.2

Income (loss) before provision for income taxes	9.7	(22.0)
Provision for income taxes	0.3	0.1

Net income (loss)	9.4	(22.1)
Accretion of preferred stock	—	(0.1)

Net income (loss) applicable to common stockholders	9.4%	(22.2)%

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Total revenues increased to $21.2 million for the three months ended March 31, 2005 from $9.5 million for the three months ended March 31, 2004. The increase was attributable to continued market acceptance of our product offering and our further expansion into international markets, primarily in the Asia-Pacific region, Europe and the Middle East. During the three months ended March 31, 2005, we sold or leased 39 lasers and generated $10.4 million in revenues. In comparison, during the three months ended March 31, 2004, we sold or leased 17 lasers and generated $4.0 million in revenues. In the three months ended March 31, 2005, approximately 70% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and approximately 30% were operating leases, representing 7% of our total domestic laser revenues. In comparison, in the three months ended March 31, 2004, 50% of our total new domestic laser unit placements were sales, representing 88% of our total domestic laser revenues, and 50% were operating leases, representing 12% of our total revenues. The average selling price per laser sold or leased in the three months ended March 31, 2005 increased 15% as compared to the three months ended March 31, 2004 primarily because we had fewer leases, which generate revenue over 39 months, in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The average selling price per laser excludes the deferral of the fair value of the maintenance agreement from laser revenue, which is amortized over the twelve month warranty period as maintenance revenue, and is also affected by the mix of international distributor sales and domestic sales and the mix of laser leases versus laser sales in the US.

In the three months ended March 31, 2005, we sold 75,118 per procedure fees inclusive of a disposable patient interface and generated $9.0 million in revenues. In comparison, during the three months ended March 31, 2004, we sold 41,094 per procedure fees inclusive of a disposable patient interface and generated $4.7 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered 2005 with approximately twice the installed base of lasers as compared to the same period in 2004. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers also led to an increase in our maintenance revenues to $1.7 million during the three months ended March 31, 2005, as compared to $800,000 during the three months ended March 31, 2004. We expect our maintenance revenues to continue to increase as the installed base of lasers increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 53% in the three months ended March 31, 2005 from 41% in the three months ended March 31, 2004. Costs of goods sold, as a percentage of total revenues, decreased due to higher average selling prices for our laser, lower royalty expenses on our laser due to lower amortization costs for our licensing fees as compared to the royalties previously paid to the University of Michigan, lower material costs and lower per unit labor and overhead costs for both our laser and our patient interface in the three months ended March 31, 2005 as compared to the prior year period. Per unit material, labor and overhead costs were lower as the increase in the number of lasers sold or leased and the increase in the number of per procedure fees inclusive of a disposable patient interface sold resulted in volume discounts for material components and lower fixed overhead costs per unit. Additionally, changes in our laser product reduced vendor material costs.

We expect gross margins to continue to improve for the next several years at rates that are similar to, or slightly lower than, the rates of improvement in gross margin between 2003 and 2004. We believe that the primary drivers of this continued improvement in 2005 will be increases in the percentage of total revenues derived from per procedure fees inclusive of a disposable patient interface.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses increased by $158,000 to $2.5 million in the three months ended March 31, 2005 from $2.4 million in the three months ended March 31, 2004. This increase resulted from $294,000 of higher personnel costs and $37,000 of increased legal fees associated with our intellectual property and licensing agreements, offset by decreased expenses for stock based compensation of $152,000 and decreased expenses of $25,000 for regulatory and quality costs since we obtained our ISO EN 13485 certification and CE mark in the three months ended March 31, 2004. The decrease in stock based compensation results primarily from stock options granted to non-employees subject to remeasurement (variable plan accounting treatment). During the three months ended March 31, 2005 the market price of our stock declined, resulting in the recording of a benefit that offsets previously recognized stock based compensation associated with stock options determined to have been issued with exercise prices less than estimated fair value.

Although we expect research and development expenses to continue to fall as a percentage of our revenues we expect that the dollar amount of our research and development expenses will continue to increase by approximately 10% each year as we continue to develop, enhance and commercialize new and existing products and applications. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology and human resources. Selling, general and administrative expenses increased by $3.6 million to $7.2 million in the three months ended March 31, 2005 from $3.6 million in the three months ended March 31, 2004. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $1.6 million; higher marketing, advertising, promotion and event costs of $494,000; an increase in facilities and depreciation expense of $741,000; higher legal and consulting fees of $521,000 and an increase in commissions paid to sales representatives on higher sales totaling $282,000. These increases were offset by decreased expenses for stock based compensation of $46,000 due primarily to a benefit in the three months ended March 31, 2005 associated with stock options granted to non-employees subject to remeasurement.

We expect sales and marketing expenses to increase in the future, both absolutely and as a percentage of revenues, as a result of continued growth in our sales infrastructure to support projected growth in revenues and continued international expansion. In addition, we expect general and administrative costs to increase due to the increased costs of being a public company.

Stock-Based Compensation

Over the next several years, we will incur non-cash expenses for employee stock-based compensation, decreasing quarterly, for stock-based compensation for stock options determined to have been issued with exercise prices less than estimated fair value. In addition, we expect to incur stock-based compensation expenses, primarily for options granted to non-employees, that may decrease or increase quarterly, depending upon future fluctuations in our stock price. In December 2004, FASB issued SFAS No 123 (revised 2004) (“SFAS 123R”), Share-Based Payment .We are currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision we will follow upon adoption. SFAS No. 123R will be effective for us beginning in first quarter of fiscal 2006. Although we will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on our results of operations in amounts not yet determinable. Additionally, unearned deferred stock compensation for non-employees is periodically remeasured through the vesting date under current and future accounting rules. This periodic remeasurement could have a significant impact on our results of operations. See “—Critical Accounting Policies—Stock-Based Compensation.”

Liquidity and Capital Resources

General

We require capital principally for operating our business, working capital and capital expenditures for both the fixed assets used in our business and the revenue-generating assets under our operating leases. Our capital expenditures for fixed assets consist primarily of capitalization of our lasers for use in manufacturing and developing our product offering, and information technology infrastructure and equipment used to support the growth of our business. Additionally, in 2005 we will spend approximately $3.9 million for leasehold improvements and other expenditures related to our new rental facility in Irvine, California. Our capital expenditures for revenue-generating assets consist of the capitalization of lasers under operating leases. Working capital is required principally to finance accounts receivable and inventory.

Prior to our initial public offering, our operations were funded primarily with proceeds from the issuance of our preferred stock. Cumulative net proceeds from issuances of our preferred stock totaled $73.1 million as of September 30, 2004. In addition, we received government sponsored research grants from inception through 2002, amounting to $2.2 million, cumulatively. From 2001 through December 31, 2004, we generated cumulative gross profit from sales of our product offering of $38.1 million. We financed purchases of equipment and leasehold improvements through our equipment advance facility.

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

We believe that our current cash and cash equivalents, together with our marketable securities and investments, cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash include purchases of investment-grade securities with diversification among issuers and maturities. We maintain our cash and cash equivalents, marketable securities and investments with two major financial institutions in the United States.

Cash and cash equivalents decreased by $18.8 million to $7.3 million at March 31, 2005 from $26.0 million at December 31, 2004. This decrease was primarily due to the purchase of marketable securities net of maturities of $16.0 million and cash used in operating activities of $954,000 in the three months ended March 31, 2005, as well as net changes in other cash flow activities.

Net cash used in operating activities increased to $954,000 in the three months ended March 31, 2005 from $607,000 in the three months ended March 31, 2004. The increase of $347,000 was primarily due to an increase in accounts receivable of $4.1 million, an increase in prepaid expenses and other assets of $1.8 million, partially offset by a $4.1 million increase due to the improvement to net income in the three months ended March 31, 2005 from a net loss in the three months ended March 31,

2004, a reduction in the cash used for inventories of $557,000 and an increase in accrued expenses of $477,000 as well as changes in other assets and liabilities. The increase in accounts receivable was primarily due to the increased sales of per procedure fees inclusive of a disposable patient interface, which are typically sold with longer payment terms than lasers and the increase in laser accounts receivable, primarily for sales to leasing companies and international distributors. The increase in prepaid expenses and other assets was primarily due to a receivable for a leasehold improvement allowance from the landlord of our new building.

Net cash used by investing activities was $18.2 million in the three months ended March 31, 2005 as compared to $2.2 million used in the three months ended March 31, 2004. This increase of $16.0 million was primarily due to an increase in the purchase of marketable securities of $25.0 million, and an increase in the purchase of property, plant and equipment of $1.2 million partially offset by an increase in the proceeds from maturities of marketable securities of $10.0 million.

Net cash flows provided by financing activities was $395,000 in the three months ended March 31, 2005 as compared to $386,000 in the three months ended March 31, 2004.

Accounts Receivable

Our accounts receivable days sales outstanding were 48 days at March 31, 2005 and 34 days at December 31, 2004. Our laser sales are typically on the basis of cash in advance, however, we will extend terms, which are typically net 30, to third party financing companies under irrevocable letters of credit, institutions or well established corporate customers, primarily to adhere to the customer’s internal payment processes, and our per procedure fees inclusive of a disposable patient interface are typically sold for terms net 30 days from shipment. We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. On that basis, allowance for doubtful accounts as a percentage of gross accounts receivable was 1.5% and 2.1% at March 31, 2005 and December 31, 2004, respectively. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. As revenues from our per procedure fee inclusive of a disposable patient interface increase as a percentage of total revenues, we expect days sales outstanding to increase as we grant payment terms of a longer duration on these revenues than we do on our laser sales. As per procedure fees inclusive of a disposable patient interface revenues increase, we will be exposed to an increased risk of not receiving payment on time for a portion of our sales. In addition, as the percentage of our revenues with longer credit terms increase, we will use more capital resources to fund the increase in accounts receivable outstanding. Payment terms for our sales outside the United States are currently cash in advance or irrevocable letter of credit, resulting in limited exposure to international receivables, which typically take longer to collect. However, on occasion, we have offered limited terms to customers outside the United States and irrevocable letters of credit with payment terms. In the future, were we to offer credit terms internationally similar to those in the United States, our days sales outstanding would likely increase.

Debt

Our revolving line of credit and equipment advance facility expired at December 31, 2004, and at March 31, 2005 we did not have a credit facility. We plan to enter into new credit agreements in the future consistent with our business requirements.

Contractual Obligations

The following summarizes our long-term contractual obligations as of March 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Leasehold improvements and other expenditures (1)	$3,859	$3,859	$—	$—	$—
Operating leases (1)	18,470	1,953	3,512	3,507	9,498
Royalty payments (2)	688	124	237	218	109
Letter of credit	50	50
Employment agreement with Robert Palmisano, CEO	528	507	21	—	—

Total	$23,595	$6,493	$3,770	$3,725	$9,607

(1)	On January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet. The lease is for a period of ten years and four months beginning May 1, 2005.

(2)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the timing and amount of our future earnings, if any. Accordingly, we have established full deferred tax asset valuation allowances as of March 31, 2005 and December 31, 2004 to reflect these uncertainties.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.5% and 2.1% at March 31, 2005 and December 31, 2004, respectively as the percentage of accounts receivable determined to be uncollectible decreased. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $319,500 or 1.5% of total revenues in the three months ended March 31, 2005 as compared to $187,500 or 2.0% of total revenues in the three months ended March 31, 2005. Additions to the inventory reserve have diminished as the product has matured and fewer changes are made to the product to make it easier to manufacture, assemble or otherwise produce. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

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

Stock compensation expense, which is a noncash charge, results from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted as determined using the Black-Scholes valuation model. Stock compensation expense for grants made to employees below the fair value of the underlying common stock is amortized on a straight line basis over the vesting period of the underlying option, generally four years. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date. We have recorded deferred stock-based compensation representing the difference between the option exercise price and the fair value of our common stock on the grant date for financial reporting purposes. Prior to issuing our stock publicly, we determined the deemed fair value of our common stock based upon several factors, including operating performance, liquidation preferences of the preferred stock, an independent valuation analysis, the market capitalization of peer companies and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported.

We recorded a stock-based compensation benefit of $58,785 in the three months ended March 31, 2005. From inception through March 31, 2005, we recorded amortization of deferred stock compensation of $5.2 million. At March 31, 2005, we had a total of $2.6 million remaining to be amortized over the vesting period of the stock options, of which $1.3 million is subject to periodic remeasurement.

The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which we have recorded deferred compensation are subsequently cancelled or expire or if the fair value of our stock decreases; or may increase if the fair market value of our stock increases or we make additional grants of non-qualified stock options to members of our medical advisory board or other non-employee consultants.

Pro forma information regarding net loss applicable to common stockholders and net loss per share applicable to common stockholders is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 2 to our financial statements contained elsewhere within this Form 10-Q. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option-pricing model.

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

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2005 and December 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. We are currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision we will follow upon adoption. SFAS No. 123R will be effective for us beginning in our first quarter of fiscal 2006. Although we will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on our results of operations in amounts not yet determinable.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An amendment of APB 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will evaluate the effect, if any, of adopting SFAS No. 153.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our current accounting policies are consistent with the accounting required by SFAS No. 151 and, as such, the adoption of this statement will have no effect on our financial statements.

Factors that May Affect Results of Operations and Financial Condition

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

In the three months ended March 31, 2005, we captured approximately 17% of the U.S. market for creating the corneal flap. We believe that LASIK surgeons may not continue to adopt our product offering unless they determine, based on experience, clinical data and studies and published journal articles, including peer review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. A small number of surgeons have informed us, based on their experiences, of the following issues with our product offering when compared to the traditional microkeratome approach:

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

Generating per procedure revenues from our installed base of lasers is a key aspect of our business. We charge our customers a per procedure fee for each eye treated. This fee is inclusive of a disposable patient interface, which is intended to be used on a single eye and discarded. We typically charge our customers procedure fees based on our shipments to them of per procedure disposable interfaces.

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

Third parties could assert infringement or misappropriation claims against us with respect to our current or future product offerings, whether or not such claims are valid. We cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future product offerings that are found to infringe. If a court determined, or if we independently discovered, that our product offering violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offering to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe. Even if obtaining a license were feasible, it may be costly and time-consuming. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and/or our customers from making, using, selling, offering to sell or importing our product offering, or could enter orders mandating that we undertake certain remedial activities. A court also could order us to pay compensatory damages for such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations. We have been involved in litigation with Escalon Medical Corp. concerning a license agreement with Escalon under which we license certain intellectual property. The litigation arose as a result of Escalon’s attempt to terminate the license agreement based on alleged underpayment of royalties (see Part II, Item 1, Legal Proceedings). We believe that Escalon will persist in its attempts to terminate the license agreement, and intend to defend against such efforts vigorously. Termination of the Escalon license agreement could have a material adverse effect on our business, financial condition and results of operations.

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

We are growing rapidly. In the three months ended March 31, 2005 we sold or leased 39 lasers and sold 75,188 per procedures fees inclusive of a disposable patient interface. In 2004 we sold or leased 111 lasers and sold 191,861 per procedure fees inclusive of a disposable patient interface; and in 2003, we sold or leased 67 lasers and sold 84,230 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

As we continued to grow, we determined that our current facilities were unlikely to be adequate for our needs. As a result, on January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet. The lease is for a period of ten years and four months beginning May 1, 2005. Any delays in moving into this new facility could cause us to incur additional expenses and could divert management time and energy from the operation and growth of our business. In addition, our expected growth will require us to hire, train and manage additional qualified personnel sufficiently in advance to be in a position to meet the requirements of such growth. Continued growth also will require us to improve existing, and implement new operating, financial and management information controls, reporting systems and procedures, and effectively manage multiple relationships with our customers, suppliers and other third parties. In addition, our anticipated growth may strain the ability of our suppliers to deliver an increasingly large supply of components in accordance with agreed-upon specifications on a timely basis. Additional growth may also prevent us from being able to respond to new opportunities and challenges quickly.

If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition and results of operations.

We plan to expand further into markets outside the United States, which subjects us to additional business and regulatory risks.

Our international sales commenced in 2003 and represented 41% of our total revenues in the three months ended March 31, 2005 and 19% of our total revenues in the three months ended March 31, 2004. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe and the Middle East.

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

We have a history of net losses and may not maintain profitability.

Although we were profitable for the three months ended March 31, 2005, we have incurred significant operating losses in each previous full year since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004 and $12.0 million in 2003. As of March 31, 2005, we had an accumulated deficit of approximately $61.4 million. In order to maintain profitability, we will need to significantly increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our INTRALASE® FS laser. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

Our ability to use net operating loss carryforwards may be limited.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have internally reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe such limitations should not be significant. Based on our review, we believe that as of December 31, 2004 approximately $55.6 million of net operating loss carryforwards were available to us for federal income tax purposes. Based on the size and price of our initial public offering, which was effective October 6, 2004 and closed October 13, 2004, we may trigger the annual limitations imposed by Section 382 and may limit our ability to use our remaining net operating loss carryforwards to approximately $15.3 million annually. In addition, any future ownership changes may affect our ability to use our remaining net operating loss carryforwards. If we lose our ability to use net operating loss carryforwards, our income will be subject to tax earlier, resulting in lower net income.

Changes to our accounting for stock options will adversely affect our earnings and may adversely affect stock price.

We currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, in December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004) that will require us to expense the fair value of stock options granted. If we were to change our accounting policy in accordance with the existing SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, our income from operations would have decreased by approximately $575,000 in the three months ended March 31, 2005 and our loss from operations would have increased by $57,000 in the three months ended March 31, 2004. We believe the adoption of SFAS No. 123 (Revised 2004) will have a material impact on our results of operations

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

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

(a) Evaluation of disclosure controls and procedures

As of March 31, 2005, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings.

(b) Changes in internal controls

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

On June 10, 2004, we received notice from Escalon Medical Corp. of its intent to terminate our license agreement unless we paid in full certain royalties which Escalon believed we owed under the license agreement. Escalon sought payment of approximately $645,000 in additional royalties and other expenses, and sought additional royalties for future periods that if Escalon had prevailed on all aspects of their claims, would have represented an increase in the royalties paid to them by approximately one percent of revenues, and a subsequent one percent reduction in our future gross margins and operating profits. On June 21, 2004, we filed a complaint for declaratory relief and a preliminary injunction and a temporary restraining order to prevent Escalon from terminating our license agreement. Escalon subsequently agreed to stipulate to the temporary restraining order. On October 29, 2004, the court accepted a second stipulation by the parties to waive the preliminary injunction hearing. This second stipulation precluded Escalon from declaring a breach on this dispute pending a trial or dispositive ruling by the court.

On February 7, 2005, the parties submitted cross motions for summary judgment to the court. On March 1, 2005, the court entered its order on the parties’ cross-motions for summary judgment, ruling on the majority of issues in the case. The court ruled in our favor on some issues and in Escalon’s favor on others. We do not believe that the court’s order will have a material adverse effect on our business, financial condition and results of operations, and our financial statements were not affected at December 31, 2004. On April 1, 2005, Escalon again attempted to terminate the license agreement based on its June 10, 2004 notice. We sought and obtained a preliminary injunction against this attempted termination, and on April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment which in effect adopted its March 1, 2005 rulings on the parties’ cross-motions for summary judgment and ended the case. We believe that Escalon will persist in its attempts to terminate the license agreement, and intend to defend against such efforts vigorously. Termination of the Escalon license agreement could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-116016) that was declared effective by the Securities and Exchange Commission on October 6, 2004. There has been no change in the other information set forth in Part II, Item 2(b) of our Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004 and summarized in Part II, Item 5(b) of our 2004 Annual Report on Form 10-K.

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

May 12, 2005

INTRALASE CORP. (Registrant)

/s/ Robert J. Palmisano
Robert J. Palmisano President and Chief Executive Officer

/s/ Shelley B. Thunen
Shelley B. Thunen Executive Vice President and Chief Financial Officer