Form 10-Q
period 2005-06-30
INTRALASE CORP
filed 2005-08-10
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-50939

INTRALASE CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	38-3380954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9701 Jeronimo Road, Irvine, CA	92618
(Address of principal executive offices)	(zip code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,561,360 shares of common stock, $0.01 par value, outstanding as of August 3, 2005.

INTRALASE CORP.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

IntraLase Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,270,289	$26,014,926
Marketable securities	58,000,000	66,000,000
Accounts receivable—Net of allowance for doubtful accounts of $200,505 (June 30, 2005) and $151,604 (December 31, 2004)	12,764,232	7,186,163
Inventories, Net	11,811,443	8,901,684
Prepaid expenses and other current assets	2,377,850	1,868,186

Total current assets	92,223,814	109,970,959

Marketable securities	24,000,000
Property, plant and equipment—Net	10,741,459	4,597,546
Equipment under operating leases—Net of accumulated depreciation of $802,640 (June 30, 2005) and $682,889 (December 31, 2004)	2,675,392	2,224,785
Other assets	1,167,299	1,418,774

Total	$130,807,964	$118,212,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,146,489	$5,685,565
Accrued expenses (including $311,298 of deferred rent and lease incentives at June 30, 2005)	6,734,902	6,030,507
Deferred revenues	4,395,642	3,232,272

Total current liabilities	17,277,033	14,948,344

Deferred rent and lease incentives	3,420,242
Deferred revenues	1,314,702	970,115

Total liabilities	22,011,977	15,918,459
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding at June 30, 2005 and December 31, 2004
Common stock, $0.01 par value—45,000,000 shares authorized; 27,469,920 (June 30, 2005) and 26,769,185 (December 31, 2004) shares issued and outstanding	274,699	267,692
Additional paid-in capital	171,274,940	170,567,316
Deferred stock-based compensation	(2,357,816)	(4,302,631)
Receivable from sale of stock to officers and employees	(301,747)	(838,690)
Accumulated deficit	(60,094,089)	(63,400,082)

Total stockholders’ equity	108,795,987	102,293,605

Total	$130,807,964	$118,212,064

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues – product revenues	$23,002,969	$15,826,963	$44,183,942	$25,311,694
Costs of goods sold (1)	10,944,054	9,535,231	20,966,290	15,156,724

Gross margin	12,058,915	6,291,732	23,217,652	10,154,970

Operating expenses:
Research and development (1)	3,083,344	2,874,774	5,598,394	5,231,883
Selling, general and administrative (1)	8,289,367	5,287,580	15,537,832	8,897,988

Total operating expenses	11,372,711	8,162,354	21,136,226	14,129,871

Income (loss) from operations	686,204	(1,870,622)	2,081,426	(3,974,901)
Interest and other income (expense), Net
Interest expense	(86,698)	(43,567)	(178,648)	(67,460)
Interest income	749,954	53,272	1,349,283	91,251
Other income	822	12,631	161,340	15,856

Interest and other income (expense), net	664,078	22,336	1,331,975	39,647

Income (loss) before provision for income taxes	1,350,282	(1,848,286)	3,413,401	(3,935,254)
Provision for income taxes	40,505	7,500	107,408	15,000

Net income (loss)	1,309,777	(1,855,786)	3,305,993	(3,950,254)
Accretion of preferred stock		(14,948)		(29,897)

Net income (loss) applicable to common stockholders	$1,309,777	$(1,870,734)	$3,305,993	$(3,980,151)

Net income (loss) per share applicable to common stockholders – basic	$0.05	$(0.83)	$0.12	$(1.78)

Net income (loss) per share applicable to common stockholders – diluted	$0.04	$(0.83)	$0.11	$(1.78)

Weighted average shares outstanding – basic	27,219,621	2,245,933	27,020,035	2,230,478

Weighted average shares outstanding – diluted	31,045,535	2,245,933	31,105,344	2,230,478

(1) Amounts include stock-based compensation expenses, as follows:

Costs of goods sold	$28,256	$72,197	$63,129	$73,392
Research and development	274,844	577,973	178,129	632,834
Selling, general and administrative	841,191	766,729	844,248	816,232

	$1,144,291	$1,416,899	$1,085,506	$1,522,458

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$3,305,993	$(3,950,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,778,504	1,357,617
Loss on disposition of property, plant and equipment		2,304
Provision for bad debt expense	48,900	42,954
Amortization of debt discount		2,755
Stock-based compensation	1,085,506	1,522,458
Amortization of technology license	144,456
Changes in operating assets and liabilities:
Accounts receivable	(5,626,969)	(628,750)
Prepaid expenses and other current assets	(509,664)	37,457
Inventories	(2,909,759)	237,681
Other assets	107,019	(663,276)
Accounts payable	(256,076)	1,073,922
Deferred rent and lease incentives	3,731,540
Accrued expenses	393,097	1,423,771
Deferred revenues	1,507,957	463,179

Net cash provided by operating activities	2,800,504	921,818

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,085,664)	(795,066)
Purchase of equipment under operating leases	(570,360)	(819,557)
Purchase of marketable securities	(50,296,500)	(3,990,892)
Proceeds from maturities of marketable securities	34,296,500	3,989,198

Net cash used in investing activities	(23,656,024)	(1,616,317)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	920,041	124,582
Net proceeds from the issuance of stock under the employee stock purchase plan	671,697
Net proceeds from collection of receivable - sale of stock to officers and employees	536,943
Payments for issuance costs associated with 2004 common stock offering	(17,798)
Proceeds from issuance of long-term debt		898,956
Principal payments on long-term debt		(206,194)

Net cash provided by financing activities	2,110,883	817,344

Net increase (decrease) in cash and cash equivalents	$(18,744,637)	$122,845
Cash and cash equivalents—beginning of year	26,014,926	8,903,815

Cash and cash equivalents—end of period	$7,270,289	$9,026,660

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$178,648	$67,460

Cash paid during the year for income taxes	$221,177	$22,660

Supplemental Disclosures of Noncash Transactions:

During the six months ended June 30, 2004 the Company recorded accretion of $29,897 to the redemption value of redeemable convertible preferred stock.

See accompanying notes to financial statements.

IntraLase Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

1.	Basis of Presentation

The information set forth in these financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, is unaudited and includes the accounts of IntraLase Corp. (the “Company”). The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Maintenance revenues: Maintenance revenues are derived primarily from maintenance services on the Company’s laser systems sold to customers in the US. Prepaid maintenance expenses are deferred and recognized on a straight line basis over the term of the contracts, generally 12 months. A substantial portion of the Company’s products are sold with one year of maintenance services for which the Company defers an amount equal to its fair value. To the extent the Company determines revenues associated with a specific maintenance contract are not sufficient to recover the estimated costs to provide such maintenance services, the Company accrues for such excess costs upon identification of the associated embedded loss. To date, these embedded losses have been insignificant.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) in annual financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the three and six months ended June 30, 2005 and 2004 below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life (1)	60 months	60 months	60 months	60 months
Risk free rate of return	3.8%	2.8%	4.0%	2.7%
Volatility (2)	55%	0%	61%	0%
Dividends	none	none	none	none

(1).	Expected life of six months for employee stock purchase plan in 2005

(2).	89% volatility for June 2004 grants

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards, net income (loss) would have been as follows for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders as reported	$1,309,777	$(1,870,734)	$3,305,993	$(3,980,151)
Add: Stock—based employee compensation expense included in reported net loss	724,237	556,186	1,064,582	568,757
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(995,172)	(680,666)	(1,869,758)	(750,674)

Net income (loss) applicable to common stockholders	$1,038,842	$(1,995,214)	$2,500,817	$(4,162,068)

Pro forma net income (loss) per share applicable to common stockholders—basic	$0.04	$(0.89)	$0.09	$(1.87)

Pro forma net income (loss) per share applicable to common stockholders—diluted	$0.03	$(0.89)	$0.08	$(1.87)

Net Income (Loss) Applicable to Common Stockholders—Net loss applicable to common stockholders for the three and six months ended June 30, 2004 has been calculated by adding to the net loss the accretion to the redemption value of redeemable convertible preferred stock.

Net Income (Loss) per Share Applicable to Common Stockholders—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed giving effect to all common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock, if dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) applicable to common stockholders	$1,309,777	$(1,870,734)	$3,305,993	$(3,980,151)

Denominator:
Basic net income (loss) per share – weighted average shares outstanding	27,219,621	2,289,329	27,020,035	2,273,874
Less: weighted-average shares subject to repurchase		(43,396)		(43,396)

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—basic	27,219,621	2,245,933	27,020,035	2,230,478
Effect of dilutive securities:
Weighted average dilutive options outstanding	3,825,914		4,085,309

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—diluted	31,045,535	2,245,933	31,105,344	2,230,478

The Company had 5,425,932 outstanding options to purchase common stock, 16,797,103 shares of redeemable convertible preferred stock and 39,514 warrants that were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2004 as they had an antidilutive effect.

Included in the calculation of net loss attributable to common stockholders is accretion to redemption value of $14,949 and $29,897 for the three and six months ended June 30, 2004, respectively, related to the issuance of the Company’s redeemable convertible preferred stock.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

Comprehensive Income (Loss)—There was no difference between comprehensive income (loss) and net income (loss) for the three and six months ended June 30, 2005 and 2004.

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

The following table summarizes revenues by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
United States	$14,179,866	$10,835,223	$26,610,078	$18,523,320
Asia Pacific	5,195,983	1,339,200	9,800,237	1,443,374
Europe	2,215,104	3,441,752	5,930,674	5,057,377
Other	1,412,016	210,788	1,842,953	287,623

	$23,002,969	$15,826,963	$44,183,942	$25,311,694

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

3.	Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities are as follows:

	June 30, 2005	December 31, 2004
Cash and money market funds	$7,270,289	$4,074,091
Commercial paper		21,940,835
Agency bonds – short term	58,000,000	66,000,000
Agency bonds – long term	24,000,000

	$89,270,289	$92,014,926

All of the Company’s investments, which are reported at amortized cost that approximates fair value, are classified as held-to-maturity and the Company has the positive intent and ability to hold these securities to maturity. As of June 30, 2005 the long term agency bonds had maturity dates within 24 months and all other investments had maturities within 12 months. All of the Company’s investments had maturities within 90 days at December 31, 2004.

4.	Revenues

Revenues from product sales are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Laser revenues	$11,045,233	$9,176,021	$21,486,795	$13,143,274
Per procedure revenues (inclusive of a disposable patient interface)	10,107,097	5,606,071	19,135,047	10,333,978
Maintenance revenues	1,850,639	1,044,871	3,562,100	1,834,442

	$23,002,969	$15,826,963	$44,183,942	$25,311,694

5.	Inventories

Inventories are as follows:

	June 30, 2005	December 31, 2004
Raw materials	$4,403,915	$4,757,720
Work-in-process	4,629,103	3,303,745
Finished goods	3,822,865	1,620,043

	12,855,883	9,681,508
Less reserve for obsolescence	(1,044,440)	(779,824)

	$11,811,443	$8,901,684

Amounts charged to expense for excess and obsolete inventories were $454,000 and $375,000 for the six months ended June 30, 2005 and 2004, respectively.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

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

Litigation— On June 10, 2004, the Company received notice from Escalon Medical Corp. of its intent to terminate the Company’s license agreement unless the Company paid additional royalties and expenses which Escalon claimed were owed under its interpretation of the parties’ license agreement. Escalon sought payment of approximately $645,000 through March 31, 2004 and additional unspecified amounts for future periods. The Company disputed Escalon’s contract interpretation. On June 21, 2004, the Company filed a complaint against Escalon for declaratory and injunctive relief in the United States District Court for the Central District of California to clarify its obligations and prevent Escalon from terminating the license agreement (the “First California Action”).

On March 1, 2005, the court in the First California Action entered a summary judgment order, ruling on the majority of issues in the case. The court ruled in the Company’s favor on some issues and in Escalon’s favor on others. On April 1, 2005 Escalon again attempted to terminate the license agreement. On April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment in the First California Action, in effect adopting its prior summary judgment rulings. This ended the First California Action. Of the approximately $645,000 demanded by Escalon through March 31, 2004, approximately $229,000 was found to be due under the court’s rulings in the First California Action. The Company has timely paid this amount. The Company does not believe that the judgment in the First California Action will have a material adverse effect on its business, financial condition and results of operations, and the Company’s financial statements were not affected at December 31, 2004. The decision in the First California Action, if upheld, represents an increase in royalties payable to Escalon of approximately 0.2% of revenues, and a concomitant 0.2% reduction in gross margins and operating profits. These effects are reflected in the Company’s reported financial results for the first quarter and first half of 2005. The Company has appealed certain aspects of the court’s judgment in the First California Action to the United States Court of Appeals for the Ninth Circuit.

The First California Action did not resolve all of the parties’ disputes, and Escalon continues to contend in written notices to the Company that the Company’s royalty payments are inadequate, although the notices do not specify the amount of the claimed underpayment. On May 9, 2005 the Company commenced a new lawsuit against Escalon in the United States District Court for the Central District of California to clarify the open issues (the “Second California Action”). One week later, Escalon commenced a new lawsuit against the Company in the Delaware Chancery Court, alleging, among other things, breach of the license agreement and breach of fiduciary duty (the “Delaware Action”). Escalon has moved to dismiss the Second California Action, and the Company has moved to dismiss the later filed Delaware Action. These motions are pending.

One of the issues now in dispute is valuation of the Company’s accounts receivable for royalty calculation purposes. The court in the First California Action found that creation of an account receivable on the Company’s books constituted non-cash “other property” received, but expressly left open the value of such property for royalty calculation purposes. On April 22, 2005, Escalon, purporting to act in its capacity as a Company shareholder, sent the Company an inspection demand under section 220 of the Delaware corporation law (the “First 220 Demand”), seeking, among other things, detailed records concerning the Company’s accounts receivable. The Company rejected Escalon’s First Section 220 Demand as having an improper purpose under Delaware law. On July 18, 2005, Escalon Holdings, Inc., apparently a wholly-owned subsidiary of Escalon, also purporting to act as a Company shareholder, sent the Company a new section 220 demand (the “Second 220 Demand”) with language copied verbatim from the First 220 Demand. The Company has rejected the Second 220 Demand on the same basis as the first. Under Delaware law, a shareholder may bring an action to enforce a section 220 demand if its statutory demand upon the corporation has been rejected. The Company believes that its rejections of the First and Second 220 Demands were appropriate and, if such an action is brought, will defend it vigorously.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

The Company believes Escalon will persist in attempting to terminate the license agreement. Termination of the Escalon license agreement could have a material adverse effect on the Company’s business, financial condition and results of operations.

On May 24, 2005, Ari Weitzner M.D., P.C., a Brooklyn ophthalmologist, commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, purportedly as a class action, alleging that the Company violated the Telephone Consumer Protection Act (TCPA) by sending unsolicited fax advertisements in violation of the TCPA. The complaint seeks statutory damages, costs and attorneys fees. The TCPA provides for statutory damages of $500 per violation ($1,500 if knowing and willful). The Company intends to contest the Weitzner action vigorously.

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

7.	Stockholders’ Equity

Stock Option Activity—A summary of the Company’s stock option activity for the six months ended June 30, 2005 follows:

	Shares Under Option	Weighted Average Exercise Price	Exercisable at End of Period	Weighted Average Exercise Price
Outstanding—January 1, 2005	5,439,795	$3.83	2,418,454	$1.82
Granted	437,740	$20.49
Forfeited	(105,683)	$8.05
Exercised	(42,313)	$1.51

Outstanding—March 31, 2005	5,729,539	$5.04	2,604,355	$1.86
Granted	644,822	$15.41
Forfeited	(117,298)	$12.52
Exercised	(569,051)	$1.50

Outstanding—June 30, 2005	5,688,012	$6.42	2,430,932	$2.40

Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recorded stock-based compensation expense of $1,085,506 and $1,522,458 during the six months ended June 30, 2005 and 2004, respectively. This total stock-based compensation expense included $20,925 and $950,833 during the six months ended June 30, 2005 and 2004, respectively, in connection with stock options granted to non-employees subject to remeasurement. Options granted to non-employees are accounted for under variable accounting in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under variable accounting, the market value of the underlying common stock is remeasured during each reporting period and the excess of the fair value over the option exercise price is charged to operations ratably over the remaining period in which the awards vest. The total stock-based compensation expense also included stock-based compensation expense of $1,064,581 and $571,625 for the six months ended June 30, 2005 and June 30, 2004, respectively, associated with

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(unaudited)

employee performance-based and employee time-based awards. As of June 30, 2005, $1,094,194 of the total remaining deferred compensation of $2,357,816 is subject to periodic remeasurement.

During the eighteen month period ended June 30, 2005, the Company granted stock options to employees with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value per Share	Weighted Average Intrinsic Value per Share
March 31, 2004	80,991	$3.14	$3.14	—
June 30, 2004	711,147	$6.37	$10.07	$4.85
September 30, 2004	291,390	$12.73	$12.73	—
December 31, 2004	235,165	$18.13	$18.13	—
March 31, 2005	437,740	$20.49	$20.49	—
June 30, 2005	644,822	$15.41	$15.41	—

The intrinsic value per share is being recognized as compensation expense over the applicable vesting period.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Background

We are a medical device company focused on the design, development and marketing of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is used to create the corneal flap in the first step of LASIK surgery. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our IntraLase® FS laser, our IntraLASIK® software and our disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003. In the three months ended June 30, 2005, we captured approximately 18% of the U.S. market for LASIK corneal flap creation.

Our quarterly laser sales or leases, cumulative lasers installed and per-procedure patient interface units in 2005, 2004 and 2003 were as follows:

	2005		2004				2003
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Laser Sales/Leases Per Quarter	39	39	37	27	30	17	26	14	22	5

Cumulative Lasers Installed (1)	293	254	217	180	153	123	106	80	66	44

Total Per-procedure Fees, Inclusive of Disposable Patient Interface, Sold	85,284	75,188	52,418	49,927	48,422	41,094	27,372	22,164	19,208	15,486

(1)	Installed base does not represent cumulative sales since an existing customer bought two new lasers to retire original purchases in the first quarter of 2005.

We were profitable for the six months ended June 30, 2005 with net income of $3.3 million. We incurred net losses applicable to common stockholders of approximately $10.2 million in 2004 and $12.0 million in 2003. As of June 30, 2005, we had an accumulated deficit of approximately $60.1 million.

Revenues

We generate revenues primarily from the sale or lease of our IntraLase® FS laser and the sale of our per procedure fees inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Units	Revenue	Units	Revenue	Units	Revenue	Units	Revenue
IntraLase® FS laser	39	$11,045,233	30	$9,176,021	78	$21,486,795	47	$13,143,274
Per procedure fees inclusive of a disposable patient interface	85,284	10,107,097	48,422	5,606,071	160,472	19,135,047	89,516	10,333,978
Product maintenance	—	1,850,639	—	1,044,871	—	3,562,100	—	1,834,442

Total revenues		$23,002,969		$15,826,963		$44,183,942		$25,311,694

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

Terms of Sale and Revenue Recognition

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases, either directly or through third-party financing companies. Leases typically have terms of 36 to 39 months, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or on terms, typically net 30 days from acceptance, to fiscally sound third party financing companies, institutions or well established corporate customers. No customer accounted for more than 10% of revenue in the three or six months ended June 30, 2005 or 2004.

In the six months ended June 30, 2005, approximately 71% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and approximately 29% were operating leases, representing 7% of our total domestic laser revenues. In comparison, in the six months ended June 30, 2004, 68% of our new domestic laser unit sales or leases were sales, representing 92% of our total domestic laser revenues, and 32% were operating leases, representing 8% of our total domestic laser revenues.

Outside the United States, we primarily sell to our international distributors and, in selected countries, directly to LASIK surgery practices. Historically, payment terms have been cash in advance or irrevocable letters of credit; however, in the second quarter of 2005 we began selling to selected and qualified distributors on credit terms.

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

Per procedure fee inclusive of a disposable patient interface

•

Terms of sale. Our customers order per procedure fees inclusive of a disposable patient interface directly from us as needed. In the United States, payment is typically due 30 days after shipment and the per procedure fee inclusive of a disposable patient interface is non-refundable. A small percentage of our U.S. customers have agreed to a minimum monthly purchase requirement for per procedure fees. International customers have typically paid for their per procedure fees inclusive of a disposable patient interface with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms.

•	Revenue recognition. Revenue from the sale of our per procedure fees inclusive of a disposable patient interface is recognized upon shipment, and when title has passed in accordance with the sales terms. We do not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for sales outside the United States. Where we provide maintenance, maintenance agreements are renewable annually and are required at all times for the continued use of our laser and to receive on-going maintenance and support. When we receive prepaid maintenance funds we amortize the deferred maintenance amounts over the maintenance period.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance period.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of June 30, 2005, we had sold or leased 204 lasers in the United States and we had sold 91 internationally, primarily in the Asia-Pacific region and Europe. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our revenues and gross margin.

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

Per procedure fees inclusive of a disposable patient interface. Sales of our per procedure fees inclusive of a disposable patient interface are also seasonal. The first quarter typically shows an increase in volume in the United States. We believe this is because many potential LASIK patients in the United States access annual funding accounts established under Internal Revenue Code Section 125 pre-tax medical savings plans, or cafeteria plans, to purchase LASIK surgery, as LASIK surgery is not generally paid for through insurance programs or government reimbursement. The second quarter typically is lower than the seasonally highest first quarter. Generally, procedure volume is slowest during the third quarter, as surgeons in the United States and internationally typically take increased vacation time during the summer.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	47.6	60.2	47.5	59.9

Gross margin	52.4	39.8	52.5	40.1
Operating expenses:
Research and development	13.4	18.2	12.7	20.7
Selling, general and administrative	36.0	33.4	35.1	35.1

Total operating expenses	49.4	51.6	47.8	55.8

Income (loss) from operations	3.0	(11.8)	4.7	(15.7)
Interest and other income (expense), net	2.9	0.1	3.0	0.2

Income (loss) before provision for income taxes	5.9	(11.7)	7.7	(15.5)
Provision for income taxes	0.2	—	0.2	0.1

Net income (loss)	5.7	(11.7)	7.5	(15.6)
Accretion of preferred stock	—	(0.1)	—	(0.1)

Net income (loss) applicable to common stockholders	5.7%	(11.8)%	7.5%	(15.7)%

Comparison of Three Months Ended June 30, 2005 and 2004

Revenues

Total revenues increased to $23.0 million for the three months ended June 30, 2005 from $15.8 million for the three months ended June 30, 2004. The increase was attributable to continued US market acceptance of our product offering and our continued expansion into international markets, primarily in the Asia-Pacific region and Europe. During the three months ended June 30, 2005, we sold or leased 39 lasers and generated $11.0 million in revenues. In comparison, during the three months ended June, 2004, we sold or leased 30 lasers and generated $9.2 million in revenues. The average selling price per laser sold or leased in the three months ended June 30, 2005 decreased 7% as compared to the three months ended June 30, 2004 primarily because US leased units, which generate revenue over 39 months, increased to 25% of all US placements in the three months ended June 30, 2005 as compared to 21% of all US placements in the three months ended June 30, 2004. The average selling price per laser excludes the deferral of the fair value of the maintenance services from laser revenue, which is amortized over the twelve month warranty period as maintenance revenue, and is also affected by the mix between international distributor sales and domestic sales.

In the three months ended June 30, 2005, we sold 85,284 per procedure fees inclusive of a disposable patient interface and generated $10.1 million in revenues. In comparison, during the three months ended June 30, 2004, we sold 48,422 per procedure fees inclusive of a disposable patient interface and generated $5.6 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered the second quarter ended June 30, 2005 with approximately twice the installed base of lasers as compared to the same period in 2004. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US also led to an increase in our maintenance revenues to $1.9 million during the three months ended June 30, 2005, as compared to $1.0 million during the three months ended June 30, 2004. We expect our maintenance revenues to continue to increase as the installed base of lasers in the US increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 52% in the three months ended June 30, 2005 from 40% in the three months ended June 30, 2004. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 44% of total revenues in the three months ended June 30, 2005 from 35% of total revenues in the three months ended June 30, 2004. In addition, larger production runs and engineering improvements have contributed to cost savings for our laser and patient interface.

We expect gross margins to continue to improve in 2005 at rates that are similar to, or slightly lower than, the rates of improvement in gross margin between 2003 and 2004. We believe that the primary driver of this continued improvement in 2005 and in the future will be increases in the percentage of total revenues derived from per procedure fees inclusive of a disposable patient interface. We expect that by the end of 2005, approximately 50% of total revenues will be derived from per procedure fees inclusive of a disposable patient interface.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses increased by $209,000 to $3.1 million in the three months ended June 30, 2005 from $2.9 million in the three months ended June 30, 2004. This increase resulted from $325,000 of higher personnel costs and $186,000 of increased facilities and depreciation expense offset by decreased expenses for stock based compensation of $303,000. The decrease in stock based compensation results primarily from lower stock based compensation associated with options granted to non-employees subject to remeasurement (variable plan accounting treatment).

Although we expect research and development expenses to continue to decline as a percentage of our revenues we expect that the dollar amount of our research and development expenses will continue to increase by approximately 10% in future years as we continue to develop, enhance and commercialize new and existing products and applications. The increase for the full year of 2005 as compared to 2004 may be lower than 10% due to the second half of 2004 including $1,065,000 for the expensed portion of converting a royalty agreement to a fully-paid royalty free agreement with the University of Michigan and expenses associated with their related sale of stock in our initial public offering of stock in 2004. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology and human resources. Selling, general and administrative expenses increased by $3.0 million to $8.3 million in the three months ended June 30, 2005 from $5.3 million in the three months ended June 30, 2004. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $1.6 million; higher marketing, advertising, promotion and event costs of $327,000; an increase in facilities and depreciation expense of $240,000; higher outside services, which primarily include consulting and legal fees, of $660,000; an increase in commissions paid to sales representatives on higher sales totaling $131,000 and increased stock based compensation of $74,000.

We expect selling, general and administrative expenses, which are primarily driven by sales and marketing expenses, to increase in the future as a result of continued growth in our sales and support infrastructure to support projected growth in revenues. In addition, we expect general and administrative costs to increase due to the increased costs of being a public company.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest earned on investments in cash, cash equivalents and marketable securities offset by interest expense. Interest and other income (expense), net increased by $642,000 to $664,000 in the three months ended June 30, 2005 from $22,000 in the three months ended June 30, 2004 reflecting investment of the proceeds from our initial public offering in the fourth quarter of 2004 and lower interest expense due to the repayment of all outstanding bank debt in the fourth quarter of 2004.

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

Comparison of Six Months Ended June 30, 2005 and 2004

Revenues

Total revenues increased to $44.2 million for the six months ended June 30, 2005 from $25.3 million for the six months ended June 30, 2004. The increase was attributable to continued market acceptance of our product offering and our continued expansion into international markets, primarily in the Asia-Pacific region and Europe. During the six months ended June 30, 2005, we sold or leased 78 lasers and generated $21.5 million in revenues. In comparison, during the six months ended June, 2004, we sold or leased 47 lasers and generated $13.1 million in revenues. The average selling price per laser sold or leased in the six months ended June 30, 2005 decreased 1.5% as compared to the six months ended June 30, 2004 primarily because of lower international average selling prices.

In the six months ended June 30, 2005, we sold 160,472 per procedure fees inclusive of a disposable patient interface and generated $19.1 million in revenues. In comparison, during the six months ended June 30, 2004, we sold 89,516 per procedure fees inclusive of a disposable patient interface and generated $10.3 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered 2005 with approximately twice the installed base of lasers as compared to the same period in 2004. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US also led to an increase in our maintenance revenues to $3.6 million during the six months ended June 30, 2005, as compared to $1.8 million during the six months ended June 30, 2004. We expect our maintenance revenues to continue to increase as the installed base of lasers in the US increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 52.5% in the six months ended June 30, 2005 from 40.1% in the six months ended June 30, 2004. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 43% of total revenues in the six months ended June 30, 2005 from 41% of total revenues in the six months ended June 30, 2004. In addition, larger production runs and engineering improvements have contributed to cost savings for our laser and patient interface.

Research and Development

Research and development expenses increased by $367,000 to $5.6 million in the six months ended June 30, 2005 from $5.2 million in the six months ended June 30, 2004. This increase resulted from $631,000 of higher personnel costs and $208,000 of increased facilities and depreciation expense offset by decreased expenses for stock based compensation of $455,000. The decrease in stock based compensation results primarily from lower stock based compensation associated with options granted to non-employees subject to remeasurement (variable plan accounting treatment).

Selling, General and Administrative

Selling, general and administrative expenses increased by $6.6 million to $15.5 million in the six months ended June 30, 2005 from $8.9 million in the six months ended June 30, 2004. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $3.5 million; higher marketing, advertising, promotion and event costs of $871,000; an increase in facilities and depreciation expense of $386,000; higher outside services, which primarily include consulting and legal fees, of $1.1 million; an increase in commissions paid to sales representatives on higher sales totaling $413,000 and increased stock based compensation of $28,000.

Interest and other income (expense), net

Interest and other income (expense), net increased by $1.3 million to $1.3 million in the six months ended June 30, 2005 from $40,000 in the six months ended June 30, 2004 reflecting investment of the proceeds from our initial public offering in the fourth quarter of 2004 and lower interest expense due to the repayment of all outstanding bank debt in the fourth quarter of 2004.

Liquidity and Capital Resources

General

We require capital principally for operating our business, working capital and capital expenditures for both the fixed assets used in our business and the revenue-generating assets under our operating leases. Our capital expenditures for fixed assets consist primarily of capitalization of our lasers for use in manufacturing and developing our product offering, and information technology infrastructure and equipment used to support the growth of our business. Additionally, during the six months ended June 30, 2005 we paid approximately $1.7 million, which is included in our purchases of property, plant and equipment for the six months ended June 30, 2005, of the total $3.9 million for leasehold improvements and other expenditures related to our new rental facility in Irvine, California. We expect to disburse cash of approximately $2.2 million during the three months ended September 30, 2005, yielding an aggregate investment in leasehold improvements of $3.9 million. Our capital expenditures for revenue-generating assets consist of the capitalization of lasers under operating leases. Working capital is required principally to finance accounts receivable and inventory.

Prior to our initial public offering, our operations were funded primarily with proceeds from the issuance of preferred stock. Cumulative net proceeds from issuances of our preferred stock totaled $73.1 million as of September 30, 2004. In addition, we received government sponsored research grants from inception through 2002, amounting to $2.2 million, cumulatively. From 2001 through December 31, 2004, we generated cumulative gross profit from sales of our product offering of $38.1 million. We financed purchases of equipment and leasehold improvements through our equipment advance facility.

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $86.1 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The proceeds were net of expenses of $2.2 million. The net proceeds of the offering were used for the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000 due within 15 days of the initial public offering. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock.

We believe that our current cash and cash equivalents, together with our marketable securities and investments and cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash include purchases of investment-grade securities with diversification among issuers and maturities. We maintain our cash and cash equivalents, marketable securities and investments with two major financial institutions in the United States.

Cash and cash equivalents decreased by $18.7 million to $7.3 million at June 30, 2005 from $26.0 million at December 31, 2004. This decrease was primarily due to the increase in purchases of marketable securities net of maturities of $16.0 million, increased purchases of property, plant and equipment of $6.3 million, offset by an increase in cash provided by operating activities of $1.9 million and an increase in the cash provided by investing activities of $1.3 million in the six months ended June 30, 2005, as well as net changes in other cash flow activities. The increase in property, plant and equipment included a $3.2 million leasehold improvement cash allowance from the landlord of our new building, which has been recorded as a deferred lease incentive on our financial statements.

Net cash provided by operating activities increased to $2.8 million in the six months ended June 30, 2005 from $921,000 in the six months ended June 30, 2004. The increase of $1.9 million was primarily due to a $7.3 million increase caused by the improvement to net income in the six months ended June 30, 2005 from a net loss in the six months ended June 30, 2004 and an increase in deferred rent and lease incentives of $3.7 million, partially offset by an increase in accounts receivable of $5.0 million, an increase in inventories of $3.1 million, and a decrease in accounts payable of $1.3 million, as well as changes in other assets and liabilities. The increase in accounts receivable was primarily due to the increased sales of per procedure fees inclusive of a disposable patient interface, which are typically sold with longer payment terms than lasers and the increase in laser accounts receivable, primarily for sales to leasing companies and international distributors. The increase in deferred rent and lease incentives was primarily due to a $3.2 million leasehold improvement allowance from the landlord of our new building.

Net cash used by investing activities increased to $23.7 million in the six months ended June 30, 2005 as compared to $1.6 million used in the six months ended June 30, 2004. This increase of $22.0 million was primarily due to an increase in the purchase of marketable securities net of proceeds of $46.3 million, and an increase in the purchase of property, plant and equipment of $6.3 million, partially offset by an increase in the proceeds from maturities of marketable securities of $30.3 million.

Net cash flows provided by financing activities was $2.1 million in the six months ended June 30, 2005 as compared to $817,000 in the six months ended June 30, 2004. The $1.3 million increase was primarily due to increases in net proceeds from the issuance of stock options under employee stock plans of $795,000, the issuance of stock options under the employee stock purchase plan of $672,000 and notes receivable payments of $537,000. These increases were partially offset by a decrease in the net proceeds from issuance and payments on long-term debt of $693,000.

Accounts Receivable

Our accounts receivable days sales outstanding were 50 days at June 30, 2005 and 34 days at December 31, 2004. Our laser sales in the US are typically on the basis of cash in advance paid directly by our customers or on terms, which are typically net 30, to fiscally sound third party financing companies, institutions or well established corporate customers. Our per procedure fees inclusive of a disposable patient interface are typically sold for terms net 30 days from shipment. International customers, primarily distributors, have typically paid with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms.

We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.5% and 2.1% at June 30, 2005 and December 31, 2004, respectively.

As we further extend terms to additional international distributors or increase their credit lines, we expect days sales outstanding to increase, although our expectation is that days sales outstanding will remain in the range of 50 to 60 days in the short term. Additionally, as revenues from our per procedure fee inclusive of a disposable patient interface increase as a percentage of total revenues, we expect days sales outstanding to increase as we grant payment terms of a longer duration on these revenues than we do on our laser sales. As extensions of international credit and per procedure fees inclusive of a disposable patient interface revenues increase, we will be exposed to an increased risk of not receiving payment on time for a portion of our sales. In addition, as the percentage of our revenues with longer credit terms increase, we will use more capital resources to fund the increase in accounts receivable outstanding.

Debt

Our revolving line of credit and equipment advance facility expired at December 31, 2004, and at June 30, 2005 we did not have a credit facility. On August 4, 2005, we established a revolving line of credit, which allows for maximum borrowing of $10.0 million, with a $1.5 million sub-limit to secure cash management services and a $1.0 million sub-limit to secure letters of credit. The line of credit has a variable rate of interest equal to the bank’s prime rate and matures August 3, 2006.

Contractual Obligations

The following summarizes our long-term contractual obligations as of June 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Leasehold improvements and other expenditures (1)	$2,170	$2,170	$—	$—	$—
Operating leases (1)	18,033	1,955	3,511	3,507	9,060
Royalty payments (2)	688	124	237	218	109
Letter of credit	50	50
Employment agreement with Robert Palmisano, CEO	401	401	—	—	—

Total	$21,342	$4,700	$3,748	$3,725	$9,169

(1)	On January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet and completed the move during the third quarter of 2005. The lease is for a period of ten years and four months beginning May 1, 2005. The obligations for leasehold improvements, other expenditures and lease commitments are reflected in this table.

(2)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the timing and amount of our future earnings, if any. Accordingly, we have established full deferred tax asset valuation allowances as of June 30, 2005 and December 31, 2004 to reflect these uncertainties.

As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $55.6 million and $38.8 million, respectively, and federal and state tax credit carryforwards of approximately $1.6 million and $1.7 million, respectively. Federal tax credit carryforwards begin to expire in 2005 unless previously utilized. The state credit carryforwards do not expire. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss and credit carryforwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact our ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. See “Risk Factors—Risks Related to our Business—Our ability to use net operating loss carryforwards may be limited.”

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.5% and 2.1% at June 30, 2005 and December 31, 2004, respectively, as the percentage of accounts receivable determined to be uncollectible decreased. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $454,000 or 1.0% of total revenues in the six months ended June 30, 2005 as compared to $375,000 or 1.5% of total revenues in the six months ended June 30, 2005. Additions to the inventory reserve, as a percentage of revenue, have diminished as the product has matured and fewer changes are made to the product to make it easier to manufacture, assemble or otherwise produce. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

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

We recorded stock-based compensation expense of $1,085,506 in the six months ended June 30, 2005. From inception through June 30, 2005, we recorded amortization of deferred stock compensation of $6.3 million. At June 30, 2005, we had a total of $2.4 million remaining to be amortized over the vesting period of the stock options, of which $1.1 million is subject to periodic remeasurement.

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

We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share Based Payment, which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the estimated fair value resulting from all share-based payment transactions be recognized in the financial statements. If we had estimated the fair value of the options or restricted stock on the date of grant in our financial statements, and then amortized this estimated fair value over the vesting period of the options or restricted stock, our net loss would have been adversely affected. See Note 2 to our financial statements contained elsewhere within this Form 10-Q for a discussion of how our net income (loss) would have been adversely affected.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2005 and December 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

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

In the three months ended June 30, 2005, we captured approximately 18% of the U.S. market for creating the corneal flap. We believe that LASIK surgeons may not continue to adopt our product offering unless they determine, based on experience, clinical data and studies and published journal articles, including peer review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. A small number of surgeons have informed us, based on their experiences, of the following issues with our product offering when compared to the traditional microkeratome approach:

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

We are growing rapidly. In the three months ended June 30, 2005 we sold or leased 39 lasers and sold 85,284 per procedures fees inclusive of a disposable patient interface. In 2004 we sold or leased 111 lasers and sold 191,861 per procedure fees inclusive of a disposable patient interface; and in 2003, we sold or leased 67 lasers and sold 84,230 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

As we continued to grow, we determined that our current facilities were unlikely to be adequate for our needs. As a result, on January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet. The lease is for a period of ten years and four months beginning May 1, 2005. The move was completed during our third quarter of 2005. Any complications caused by moving into this new facility could cause us to incur additional expenses and could divert management time and energy from the operation and growth of our business. In addition, our expected growth will require us to hire, train and manage additional qualified personnel sufficiently in advance to be in a position to meet the requirements of such growth. Continued growth also will require us to improve existing, and implement new operating, financial and management information controls, reporting systems and procedures, and effectively manage multiple relationships with our customers, suppliers and other third parties. In addition, our anticipated growth may strain the ability of our suppliers to deliver an increasingly large supply of components in accordance with agreed-upon specifications on a timely basis. Additional growth may also prevent us from being able to respond to new opportunities and challenges quickly.

If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition and results of operations.

We plan to expand further into markets outside the United States, which subjects us to additional business and regulatory risks.

Our international sales commenced in 2003 and represented 40% of our total revenues in the six months ended June 30, 2005 and 27% of our total revenues in the six months ended June 30, 2004. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe and the Middle East.

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

All of our operations are currently and will continue to be conducted at a single location. We take precautions to safeguard our existing facility and intend to take substantially similar precautions at any new or additional facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural disaster, such as an earthquake or fire could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires and other natural disasters and the property and business interruption insurance we maintain may not be adequate to cover our losses in any particular case.

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

Although we were profitable for the three and six months ended June 30, 2005, we have incurred significant operating losses in each previous full year since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004 and $12.0 million in 2003. As of June 30, 2005, we had an accumulated deficit of approximately $60.1 million. In order to maintain profitability, we will need to significantly increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our IntraLase® FS laser. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

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

We currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, in December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004) that will require us to expense the fair value of stock options granted. If we were to change our accounting policy in accordance with the existing SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, our income from operations would have decreased by approximately $805,000 in the six months ended June 30, 2005 and our loss from operations would have increased by approximately $182,000 in the six months ended June 30, 2004. We believe the adoption of SFAS No. 123 (Revised 2004) will have a material impact on our results of operations

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

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

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the securities in which we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, which may include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly rated, investments. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

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

(a) Evaluation of disclosure controls and procedures

As of June 30, 2005, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based

upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings.

(b) Changes in internal controls

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

On June 10, 2004, we received notice from Escalon Medical Corp. of its intent to terminate our license agreement unless we paid additional royalties and expenses which Escalon claimed were owed under its interpretation of the parties’ license agreement. Escalon sought payment of approximately $645,000 through March 31, 2004 and additional unspecified amounts for future periods. We disputed Escalon’s contract interpretation. On June 21, 2004, we filed a complaint against Escalon for declaratory and injunctive relief in the United States District Court for the Central District of California to clarify our obligations and prevent Escalon from terminating the license agreement (the “First California Action”).

On March 1, 2005, the court in the First California Action entered a summary judgment order, ruling on the majority of issues in the case. The court ruled in our favor on some issues and in Escalon’s favor on others. On April 1, 2005 Escalon again attempted to terminate the license agreement. On April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment in the First California Action, in effect adopting its prior summary judgment rulings. This ended the First California Action. Of the approximately $645,000 demanded by Escalon through March 31, 2004, approximately $229,000 was found to be due under the court’s rulings in the First California Action. We have timely paid this amount. We do not believe that the judgment in the First California Action will have a material adverse effect on our business, financial condition and results of operations, and our financial statements were not affected at December 31, 2004. The decision in the First California Action, if upheld, represents an increase in royalties payable to Escalon of approximately 0.2% of revenues, and a concomitant 0.2% reduction in gross margins and operating profits. These effects are reflected in our reported financial results for the first quarter and first half of 2005. We have appealed certain aspects of the court’s judgment in the First California Action to the United States Court of Appeals for the Ninth Circuit.

The First California Action did not resolve all of the parties’ disputes, and Escalon continues to contend in written notices to us that our royalty payments are inadequate, although the notices do not specify the amount of the claimed underpayment. On May 9, 2005 we commenced a new lawsuit against Escalon in the United States District Court for the Central District of California to clarify the open issues (the “Second California Action”). One week later, Escalon commenced a new lawsuit against us in the Delaware Chancery Court, alleging, among other things, breach of the license agreement and breach of fiduciary duty (the “Delaware Action”). Escalon has moved to dismiss the Second California Action, and we have moved to dismiss the later filed Delaware Action. These motions are pending.

One of the issues now in dispute is valuation of our accounts receivable for royalty calculation purposes. The court in the First California Action found that creation of an account receivable on our books constituted non-cash “other property” received, but expressly left open the value of such property for royalty calculation purposes. On April 22, 2005, Escalon, purporting to act in its capacity as a Company shareholder, sent us an inspection demand under section 220 of the Delaware corporation law (the “First 220 Demand”), seeking, among other things, detailed records concerning our accounts receivable. We rejected Escalon’s First Section 220 Demand as having an improper purpose under Delaware law. On July 18, 2005, Escalon Holdings, Inc., apparently a wholly-owned subsidiary of Escalon, also purporting to act as a Company shareholder, sent us a new section 220 demand (the “Second 220 Demand”) with language copied verbatim from the First 220 Demand. We have rejected the Second 220 Demand on the same basis as the first. Under Delaware law, a shareholder may bring an action to enforce a section 220 demand if its statutory demand upon the corporation has been rejected. We believe that our rejections of the First and Second 220 Demands were appropriate and, if such an action is brought, will defend it vigorously.

We believe Escalon will persist in attempting to terminate the license agreement. Termination of the Escalon license agreement could have a material adverse effect on our business, financial condition and results of operations.

On May 24, 2005, Ari Weitzner M.D., P.C., a Brooklyn ophthalmologist, commenced a lawsuit against us in the United States District Court for the Eastern District of New York, purportedly as a class action, alleging that we violated the Telephone Consumer Protection Act (TCPA) by sending unsolicited fax advertisements in violation of the TCPA. The complaint seeks statutory damages, costs and attorneys fees. The TCPA provides for statutory damages of $500 per violation ($1,500 if knowing and willful). We intend to contest the Weitzner action vigorously.

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

We are also currently involved in other litigation incidental to our business. In the opinion of management, the ultimate resolution of such litigation will not likely have a significant effect on our financial statements.

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

August 10, 2005

INTRALASE CORP.
(Registrant)

/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer

/s/ Shelley B. Thunen
Shelley B. Thunen
Executive Vice President and Chief Financial Officer