Form 10-Q
period 2005-09-30
INTRALASE CORP
filed 2005-11-09
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,950,951 shares of common stock, $0.01 par value, outstanding as of November 4, 2005.

INTRALASE CORP.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

IntraLase Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,720,296	$26,014,926
Marketable securities	50,000,000	66,000,000
Accounts receivable—Net of allowance for doubtful accounts of $235,911 (September 30, 2005) and $151,604 (December 31, 2004)	11,642,678	7,186,163
Inventories, Net	14,467,871	8,901,684
Prepaid expenses and other current assets	1,823,642	1,868,186

Total current assets	85,654,487	109,970,959

Marketable securities	32,000,000
Property, plant and equipment—Net	12,292,484	4,597,546
Equipment under operating leases—Net of accumulated depreciation of $1,048,470 (September 30, 2005) and $682,889 (December 31, 2004)	3,124,519	2,224,785
Other assets	1,395,128	1,418,774

Total	$134,466,618	$118,212,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,545,799	$5,685,565
Accrued expenses (including $311,298 of deferred rent and lease incentives at September 30, 2005)	7,720,273	6,030,507
Deferred revenues	4,448,632	3,232,272

Total current liabilities	17,714,704	14,948,344

Deferred rent and lease incentives	3,654,067
Deferred revenues	1,164,413	970,115

Total liabilities	22,533,184	15,918,459
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding at September 30, 2005 and December 31, 2004
Common stock, $0.01 par value—45,000,000 shares authorized; 27,733,932 (September 30, 2005) and 26,769,185 (December 31, 2004) shares issued and outstanding	277,339	267,692
Additional paid-in capital	171,158,230	170,567,316
Deferred stock-based compensation	(1,659,208)	(4,302,631)
Receivable from sale of stock to officers and employees	(138,747)	(838,690)
Accumulated deficit	(57,704,180)	(63,400,082)

Total stockholders’ equity	111,933,434	102,293,605

Total	$134,466,618	$118,212,064

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	$22,887,794	$15,493,329	$67,071,736	$40,805,023
Costs of goods sold (1)	10,526,099	8,499,532	31,492,389	23,656,255

Gross margin	12,361,695	6,993,797	35,579,347	17,148,768

Operating expenses:
Research and development (1)	2,792,796	3,771,928	8,391,190	9,003,812
Selling, general and administrative (1)	7,873,064	6,361,217	23,410,896	15,259,206

Total operating expenses	10,665,860	10,133,145	31,802,086	24,263,018

Income (loss) from operations	1,695,835	(3,139,348)	3,777,261	(7,114,250)
Interest and other income (expense), Net
Interest expense	(79,255)	(56,204)	(257,903)	(123,664)
Interest income	841,769	41,206	2,191,052	132,457
Other income	8,743	13,361	170,083	29,218

Interest and other income (expense) , net	771,257	(1,637)	2,103,232	38,011

Income (loss) before provision for income taxes	2,467,092	(3,140,985)	5,880,493	(7,076,239)
Provision for income taxes	77,183	7,500	184,591	22,500

Net income (loss)	2,389,909	(3,148,485)	5,695,902	(7,098,739)
Accretion of preferred stock		(14,948)		(44,845)

Net income (loss) applicable to common stockholders	$2,389,909	$(3,163,433)	$5,695,902	$(7,143,584)

Net income (loss) per share applicable to common stockholders – basic	$0.09	$(1.37)	$0.21	$(3.15)

Net income (loss) per share applicable to common stockholders – diluted	$0.08	$(1.37)	$0.18	$(3.15)

Weighted average shares outstanding – basic	27,621,700	2,312,946	27,222,794	2,267,167

Weighted average shares outstanding – diluted	31,216,624	2,312,946	31,158,180	2,267,167

(1) Amounts include stock-based compensation expenses, as follows:
Costs of goods sold	$23,097	$72,406	$86,226	$145,798
Research and development	15,286	268,758	193,415	901,592
Selling, general and administrative	81,581	539,196	925,829	1,355,428

	$119,964	$880,360	$1,205,470	$2,402,818

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$5,695,902	$(7,098,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,942,568	1,844,935
Loss on disposition of property, plant and equipment		2,304
Provision for bad debt expense	84,306	45,097
Amortization of debt discount		2,755
Stock-based compensation	1,205,470	2,402,818
Amortization of technology license	209,276	50,004
Changes in operating assets and liabilities:
Accounts receivable	(4,540,821)	(3,995,906)
Prepaid expenses and other current assets	44,545	13,753
Inventories	(5,566,187)	(2,069,522)
Other assets	(185,631)	(53,103)
Accounts payable	(220,671)	4,348,862
Deferred rent and lease incentives	3,965,365
Accrued expenses	1,378,468	1,546,042
Deferred revenues	1,410,658	1,761,545

Net cash provided by (used in) operating activities	6,423,248	(1,199,155)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,191,019)	(1,323,859)
Purchase of equipment under operating leases	(1,265,316)	(341,642)
Purchase of technology license		(1,235,000)
Purchase of marketable securities	(59,896,500)	(3,990,892)
Proceeds from maturities of marketable securities	43,896,500	6,980,057

Net cash provided by (used in) investing activities	(27,456,335)	88,664

Cash flows from financing activities:
Net proceeds from the exercise of stock options	1,384,615	143,366
Net proceeds from the issuance of stock under the employee stock purchase plan	671,697
Net proceeds from collection of receivable - sale of stock to officers and employees	699,943
Payments for issuance costs associated with 2004 common stock offering	(17,798)	(1,398,662)
Proceeds from issuance of long-term debt		898,956
Principal payments on long-term debt		(371,608)

Net cash provided by (used in) financing activities	2,738,457	(727,948)

Net increase (decrease) in cash and cash equivalents	$(18,294,630)	$(1,838,439)
Cash and cash equivalents—beginning of year	26,014,926	8,903,715

Cash and cash equivalents—end of period	$7,720,296	$7,065,276

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$257,903	$123,664

Cash paid during the year for income taxes	$308,514	$26,260

Supplemental Disclosures of Noncash Transactions:

During the nine months ended Sep 30, 2004 the Company recorded accretion of $44,845 to the redemption value of redeemable convertible preferred stock.

See accompanying notes to financial statements.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(unaudited)

1.	Basis of Presentation

The information set forth in these financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, is unaudited and includes the accounts of IntraLase Corp. (the “Company”). The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Laser revenues: Revenues from the sale or lease of lasers are recognized at the time of sale or at the inception of the lease, as appropriate. For laser sales that require the Company to install the product at the customer location, revenue is recognized when the equipment has been delivered, installed and accepted at the customer location. For laser sales to a distributor whereby installation is the responsibility of the distributor, revenue is recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the second quarter of 2005 that were sold prior to the availability of the Company’s 30 kilohertz upgrade, the fair value of the upgrade was deferred and revenue was subsequently recognized when the upgrade had been delivered, installed and accepted at the customer location. The 30 kilohertz upgrade is not required for laser functionality but does increase the speed of the procedure. The Company does not allow customers, including distributors, to return any products. Revenues from lasers under operating leases are recognized as earned over the lease term, which is generally on a straight-line basis over 36 to 39 months.

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

Revenue Recognition under Bundled Arrangements: The Company sells most of its products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual arrangements typically include the laser and maintenance for which the customer pays a single negotiated price for all elements with separate prices listed in the multiple element customer contracts. Such separate prices may not always be representative of the fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Revenues under bundled arrangements are allocated based upon the residual method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company’s revenue allocation to the deliverables begins by allocating revenues to the maintenance service and 30 kilohertz upgrade, for the short period

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

during which the 30 kilohertz upgrade was not available, and lastly by allocating revenue to the laser. There is reliable third-party and entity-specific evidence of the fair value of the maintenance service and 30 kilohertz upgrade, and the residual method is used to allocate the arrangement consideration to the delivered item (the laser). Fair value evidence for maintenance consists of amounts charged for annual renewals of maintenance agreements by the Company, which are required for the customer to continue using the laser, prices the Company’s third party distributors charge their customers and amounts charged for maintenance by excimer laser manufacturers, for which maintenance may be different than the maintenance on the Company’s lasers. Fair value evidence for the 30 kilohertz upgrade is the average upgrade price received from the Company’s customers for previously installed lasers.

Stock-Based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based awards to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) in annual financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the three and nine months ended September 30, 2005 and 2004 below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life (1)	75 months	60 months	65 months	60 months
Risk free rate of return	4.0%	3.2%	4.0%	3.2%
Volatility (2)	52%	0%	58%	0%
Dividends	none	none	none	none

(1)	Expected life of six months for employee stock purchase plan in 2005

(2)	88 to 89% volatility for grants from June 2004 through September 2004

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards, net income (loss) would have been as follows for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders as reported	$2,389,909	$(3,163,433)	$5,695,902	$(7,143,584)
Add: Stock—based employee compensation expense included in reported net loss	230,179	527,136	1,294,761	1,095,894
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,981,664)	(821,261)	(4,120,681)	(1,571,935)

Net income (loss) applicable to common stockholders	$638,424	$(3,457,558)	$2,869,982	$(7,619,625)

Pro forma net income (loss) per share applicable to common stockholders—basic	$0.02	$(1.49)	$0.11	$(3.36)

Pro forma net income (loss) per share applicable to common stockholders—diluted	$0.02	$(1.49)	$0.09	$(3.36)

Net Income (Loss) Applicable to Common Stockholders—Net loss applicable to common stockholders for the three and nine months ended September 30, 2004 has been calculated by adding to the net loss the accretion to the redemption value of redeemable convertible preferred stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) applicable to common stockholders	$2,389,909	$(3,163,433)	$5,695,902	$(7,143,584)

Denominator:
Basic net income (loss) per share – weighted average shares outstanding	27,621,700	2,342,792	27,222,794	2,297,013
Less: weighted-average shares subject to repurchase		(29,846)		(29,846)

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—basic	27,621,700	2,312,946	27,222,794	2,267,167
Effect of dilutive securities:
Weighted average dilutive options outstanding	3,594,924		3,935,386

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—diluted	31,216,624	2,312,946	31,158,180	2,267,167

The Company had 5,660,839 outstanding options to purchase common stock, 16,797,103 shares of redeemable convertible preferred stock and 39,514 warrants that were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2004 as they had an antidilutive effect.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

Included in the calculation of net loss attributable to common stockholders is accretion to redemption value of $14,948 and $44,845 for the three and nine months ended September 30, 2004, respectively, related to the issuance of the Company’s redeemable convertible preferred stock.

Comprehensive Income (Loss)—There was no difference between comprehensive income (loss) and net income (loss) for the three and nine months ended September 30, 2005 and 2004.

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

The following table summarizes revenues by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
United States	$11,966,404	$11,130,118	$38,409,799	$29,653,438
Asia Pacific	6,280,354	1,779,662	14,191,597	3,223,036
Europe	4,000,458	2,177,625	11,985,558	4,794,157
Other	640,578	405,924	2,484,782	3,134,392

	$22,887,794	$15,493,329	$67,071,736	$40,805,023

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

3.	Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities are as follows:

	September 30, 2005	December 31, 2004
Cash and money market funds	$7,720,296	$4,074,091
Commercial paper		21,940,835
Agency bonds – short term	50,000,000	66,000,000
Agency bonds – long term	32,000,000

	$89,720,296	$92,014,926

At September 30, 2005, all of the Company’s investments are classified as held-to-maturity and are reported at amortized cost that approximates fair value as the Company has the positive intent and ability to hold these securities to maturity. As of September 30, 2005, the long term agency bonds had maturity dates within 24 months and all other investments had maturities within 12 months. At December 31, 2004, all of the Company’s investments had maturities within 90 days.

4.	Revenues

Revenues from product sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Laser revenues	$11,050,416	$8,553,121	$32,537,211	$21,696,394
Per procedure revenues (inclusive of a disposable patient interface)	9,736,561	5,729,870	28,871,608	16,063,848
Maintenance revenues	2,100,817	1,210,338	5,662,917	3,044,781

	$22,887,794	$15,493,329	$67,071,736	$40,805,023

5.	Inventories

Inventories are as follows:

	September 30, 2005	December 31, 2004
Raw materials	$5,551,298	$4,757,720
Work-in-process	6,199,165	3,303,745
Finished goods	4,105,536	1,620,043

	15,855,999	9,681,508
Less reserve for obsolescence	(1,388,128)	(779,824)

	$14,467,871	$8,901,684

Amounts charged to expense for excess and obsolete inventories were $880,000 and $433,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

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

On March 1, 2005, the court in the First California Action entered a summary judgment order, ruling on the majority of issues in the case. The court ruled in the Company’s favor on some issues and in Escalon’s favor on others. On April 1, 2005 Escalon again attempted to terminate the license agreement. On April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment in the First California Action, in effect adopting its prior summary judgment rulings. This ended the First California Action. Of the approximately $645,000 demanded by Escalon through March 31, 2004, approximately $229,000 was found to be due under the court’s rulings in the First California Action. The Company has timely paid this amount. The Company does not believe that the judgment in the First California Action will have a material adverse effect on its business, financial condition and results of operations, and the Company’s financial statements were not affected at December 31, 2004. The decision in the First California Action, if upheld, represents an increase in royalties payable to Escalon of approximately 0.2% of revenues, and a concomitant 0.2% reduction in gross margins and operating profits. These effects are reflected in the Company’s reported financial results for the first three quarters of 2005. The Company has appealed certain aspects of the court’s judgment in the First California Action to the United States Court of Appeals for the Ninth Circuit.

The First California Action did not resolve all of the parties’ disputes, and Escalon continues to contend in written notices to the Company that the Company’s royalty payments are inadequate, although the notices do not specify the amount of the claimed underpayment. On May 9, 2005, the Company commenced a new lawsuit against Escalon in the United States District Court for the Central District of California to clarify the open issues (the “Second California Action”). One week later, Escalon commenced a new lawsuit against the Company in the Delaware Chancery Court, alleging, among other things, breach of the license agreement and breach of fiduciary duty (the “Delaware Action”). Escalon has moved to dismiss the Second California Action, and the Company has moved to dismiss the later filed Delaware Action. These motions are pending.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

On September 2, 2005, Escalon and Escalon Holdings, Inc. commenced an action against the Company in the Delaware Chancery Court under section 220 of the Delaware Corporation Law (the “220 Action”). In the 220 Action, Escalon seeks to inspect the Company records described in the Section 220 Demands. The crux of Escalon’s position appears to be that the amount of royalties which Escalon receives under its contract with the Company is less than what it believes it would receive if receivables were valued under the contract the same way they are valued on the Company’s financial statements, and that therefore the Company is purportedly overstating the value of receivables on its financial statements to the detriment of shareholders. The question of the proper valuation of receivables under the contract is already the subject of pending litigation between the Company and Escalon, and both parties have requested a judicial declaration as to the meaning of the applicable contract language. The Company does not believe that a disruptive inspection of its proprietary business records would have a bearing on the resolution of this contract dispute. The Company contends that the 220 Action is an Escalon litigation tactic intended to benefit Escalon in its capacity as a litigant by allowing it to circumvent existing contractual limitations on its inspection rights. The Company believes this is an improper basis for a demand under section 220 of the Delaware corporation statute, and intends to defend against the 220 Action vigorously.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

7.	Stockholders’ Equity

Stock Option Activity—A summary of the Company’s stock option activity for the nine months ended September 30, 2005 follows:

	Shares Under Option	Weighted Average Exercise Price	Exercisable at End of Period	Weighted Average Exercise Price
Outstanding—January 1, 2005	5,439,795	$3.83	2,418,454	$1.82
Granted	437,740	$20.49
Forfeited	(105,683)	$8.05
Exercised	(42,313)	$1.51

Outstanding—March 31, 2005	5,729,539	$5.04	2,604,355	$1.86
Granted	644,822	$15.41
Forfeited	(117,298)	$12.52
Exercised	(569,051)	$1.50

Outstanding—June 30, 2005	5,688,012	$6.42	2,430,932	$2.40
Granted	291,602	$17.86
Forfeited	(22,014)	$10.53
Exercised	(264,012)	$1.76

Outstanding—September 30, 2005	5,693,588	$7.20	2,590,697	$3.16

Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recorded stock-based compensation expense of $1,205,470 and $2,402,818 during the nine months ended September 30, 2005 and September 30, 2004; respectively. This total stock-based compensation expense included an $89,290 credit and $1,304,097 of expense during the nine months ended September 30, 2005 and 2004, respectively, in connection with stock options granted to non-employees subject to remeasurement. Options granted to non-employees are accounted for under variable accounting in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under variable accounting, the market value of the underlying common stock is remeasured during each reporting period and the excess of the fair value over the option exercise price is charged to operations ratably over the remaining period in which the awards vest. The total stock-based compensation expense also included stock-based compensation expense of $1,294,760 and $1,098,721 for the nine months ended September 30, 2005 and September 30, 2004; respectively, associated with employee performance-based and employee time-based awards. As of September 30, 2005, $645,002 of the total remaining deferred compensation of $1,659,208 is subject to periodic remeasurement.

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

Overview

Background

We are a medical device company focused on the design, development and marketing of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is used to create the corneal flap in the first step of LASIK surgery. IntraLase lasers are also used in surgical approaches to the treatment of diseased corneas, and we continue to explore other potential ophthalmic applications. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our IntraLase® FS laser, our IntraLASIK® software and our disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003. In the three months ended September 30, 2005, we captured approximately 19 to 20% of the U.S. market for LASIK corneal flap creation.

Our quarterly laser sales or leases, cumulative lasers installed and approximate per-procedure patient interface units in 2005, 2004 and 2003 were as follows:

	2005			2004				2003
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Laser Sales/Leases Per Quarter	34	39	39	37	27	30	17	26	14	22	5

Cumulative Lasers Installed (1)	327	293	254	217	180	153	123	106	80	66	44

Total Per-procedure Fees, Inclusive of Disposable Patient Interface, Sold	83,000	85,284	75,188	52,418	49,927	48,422	41,094	27,372	22,164	19,208	15,486

(1)	Installed base does not represent cumulative sales since an existing customer bought two new lasers in the first quarter of 2005 to retire original purchases.

We were profitable for the nine months ended September 30, 2005 with net income of $5.7 million. We incurred net losses applicable to common stockholders of approximately $10.2 million in 2004 and $12.0 million in 2003. As of September 30, 2005, we had an accumulated deficit of approximately $57.7 million.

Revenues

We generate revenues primarily from the sale or lease of our IntraLase® FS laser and the sale of our per procedure fees inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Units	Revenue	Units	Revenue	Units	Revenue	Units	Revenue
IntraLase® FS laser	34	$11,050,416	27	$8,553,121	112	$32,537,211	74	$21,696,394
Per procedure fees inclusive of a disposable patient interface	83,000	9,736,561	49,927	5,729,870	243,472	28,871,608	139,443	16,063,848
Product maintenance	—	2,100,817	—	1,210,338	—	5,662,917	—	3,044,781

Total revenues		$22,887,794		$15,493,329		$67,071,736		$40,805,023

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

Terms of Sale and Revenue Recognition

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases, either directly or through third-party financing companies. Leases typically have terms of 36 to 39 months, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or on terms, typically net 30 days from acceptance, to fiscally sound third party financing companies, institutions or well established corporate customers. No customer accounted for more than 10% of revenue in the three or nine months ended September 30, 2005 or 2004.

In the nine months ended September 30, 2005, approximately 65% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and approximately 35% were operating leases, representing 7% of our total domestic laser revenues. In comparison, in the nine months ended September 30, 2004, 69% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and 31% were operating leases, representing 7% of our total domestic laser revenues.

Outside the United States, we primarily sell to our international distributors and, in selected countries, directly to LASIK surgery practices. Historically, payment terms have been cash in advance or irrevocable letters of credit; however, in the second quarter of 2005 we began selling to selected and qualified distributors on credit terms.

•	Revenue recognition. For the lasers we sell directly, we recognize revenue when the equipment has been delivered, installed and accepted at the customer location. Revenues from our leased lasers are recognized ratably over the term of the lease, commencing immediately after the laser is installed and accepted by the customer. For laser sales to a distributor, revenues are recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the second quarter of 2005 that were sold prior to the availability of our 30 kilohertz (kHz) upgrade, the fair value of the upgrade was deferred and revenue was subsequently recognized when the upgrade had been delivered, installed and accepted at the customer location. The 30 kHz upgrade is not required for laser functionality but does increase the speed of the procedure.

Per procedure fee inclusive of a disposable patient interface

•	Terms of sale. Our customers order per procedure fees inclusive of a disposable patient interface directly from us as needed. In the United States, payment is typically due 30 days after shipment and the per procedure fee inclusive of a disposable patient interface is non-refundable. A small percentage of our U.S. customers have agreed to a minimum monthly purchase requirement for per procedure fees. International customers, primarily distributors, have typically paid for their per procedure fees inclusive of a disposable patient interface with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms.

•	Revenue recognition. Revenue from the sale of our per procedure fees inclusive of a disposable patient interface is recognized upon shipment, and when title has passed in accordance with the sales terms. We do not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for their territory sales outside the United States. Where we provide maintenance, maintenance agreements are renewable annually and are required at all times for the continued use of our laser and to receive on-going maintenance and support. When we receive prepaid maintenance funds we amortize the deferred maintenance amounts over the maintenance period.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance period.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of September 30, 2005, we had sold or leased 218 lasers in the United States and we had sold 111 internationally, primarily in the Asia-Pacific region and Europe. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our revenues and gross margin.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	46.0	54.9	47.0	58.0

Gross margin	54.0	45.1	53.0	42.0
Operating expenses:
Research and development	12.2	24.3	12.5	22.0
Selling, general and administrative	34.4	41.1	34.9	37.4

Total operating expenses	46.6	65.4	47.4	59.4

Income (loss) from operations	7.4	(20.3)	5.6	(17.4)
Interest and other income (expense), net	3.4	0.0	3.2	0.1

Income (loss) before provision for income taxes	10.8	(20.3)	8.8	(17.3)
Provision for income taxes	0.4	—	0.4	0.1

Net income (loss)	10.4	(20.3)	8.4	(17.4)
Accretion of preferred stock	—	(0.1)	—	(0.1)

Net income (loss) applicable to common stockholders	10.4%	(20.4)%	8.4%	(17.5)%

Comparison of Three Months Ended September 30, 2005 and 2004

Revenues

Total revenues increased to $22.9 million for the three months ended September 30, 2005 from $15.5 million for the three months ended September 30, 2004. The increase was attributable to continued market acceptance of our product offering and our accelerated expansion into international markets, primarily in the Asia-Pacific region and Europe. During the three months ended September 30, 2005, we sold or leased 34 lasers and generated $10.0 million in revenues. Additionally, our 30 kHz upgrades resulted in the sale of 45 upgrades and generated $1.1 million in revenues, for total laser revenues of $11.1 million. In comparison, during the three months ended September 30, 2004, we sold or leased 27 lasers and generated $8.6 million in revenues. The average selling price per laser sold or leased in the three months ended September 30, 2005 decreased 8% as compared to the three months ended September 30, 2004 primarily because US leased units, which generate revenue typically over 39 months, increased to 50% of all US placements in the three months ended September 30, 2005 as compared to 35% of all US placements in the three months ended September 30, 2004. The average selling price per laser excludes laser upgrades and the deferral of the fair value of the maintenance services from US and international direct sale laser revenue, which is amortized over the twelve month warranty period as maintenance revenue. The average selling price sold or leased is also affected by the mix between international distributor sales and domestic sales and leases.

In the three months ended September 30, 2005, we sold approximately 83,000 per procedure fees inclusive of a disposable patient interface and generated $9.7 million in revenues. In comparison, during the three months ended September 30, 2004, we sold approximately 50,000 per procedure fees inclusive of a disposable patient interface and generated $5.7 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered the third quarter ended September 30, 2005 with almost twice the installed base of lasers as compared to the same period in 2004. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US also led to an increase in our maintenance revenues to $2.1 million during the three months ended September 30, 2005, as compared to $1.2 million during the three months ended September 30, 2004. We expect our maintenance revenues to continue to increase as the installed base of lasers in the US increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 54% in the three months ended September 30, 2005 from 45% in the three months ended September 30, 2004. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 43% of total revenues in the three months ended September 30, 2005 from 37% of total revenues in the three months ended September 30, 2004. In addition, larger production runs and engineering producibility improvements have contributed to cost savings for our laser and patient interface.

We expect gross margins to continue to improve as the percentage of total revenues derived from per procedure fees inclusive of a disposable patient interface continues to increase. We expect that in the fourth quarter of 2005, revenues derived from per procedure fees inclusive of a disposable patient interface are expected to increase as a percentage of total revenues.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses decreased by $979,000 to $2.8 million in the three months ended September 30, 2005 from $3.8 million in the three months ended September 30, 2004. This decrease resulted primarily from $765,000 in expenses related to a technology license from the University of Michigan in the three months ended September 30, 2004. In addition, decreased stock based compensation expense of $253,000, decreased clinical study and outside service expense of $172,000 and decreased legal expense of $141,000 offset $306,000 of higher personnel costs and $196,000 of increased facilities and depreciation expense. The decrease in stock based compensation results primarily from lower stock based compensation associated with options granted to non-employees subject to remeasurement (variable plan accounting treatment).

Although we expect research and development expenses to continue to decline as a percentage of our revenues we expect that the dollar amount of our research and development expenses will continue to increase by 10% or greater in future years as we continue to develop, enhance and commercialize new and existing products, product enhancements and applications. However, the increased dollar amount of spending for the full year of 2005 as compared to 2004 is expected to be lower than 10% due to the second half of 2004 including a total of $1,065,000 for the aforementioned $765,000 in expenses related to the University of Michigan and expenses associated with their related sale of stock in our initial public offering of stock in the fourth quarter of 2004. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology and human resources. Selling, general and administrative expenses increased by $1.5 million to $7.9 million in the three months ended September 30, 2005 from $6.4 million in the three months ended September 30, 2004. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $708,000; higher outside services, which primarily include consulting and legal fees, of $695,000; an increase in facilities and depreciation expense of $193,000; higher insurance expense of $186,000; and an increase in commissions paid to sales representatives on higher sales totaling $144,000; offset by decreased stock based compensation of $458,000.

We expect selling, general and administrative expenses, which are primarily driven by sales and marketing expenses, to increase in the future as a result of continued growth in our sales and support infrastructure to support projected growth in revenues. In addition, we expect general and administrative cost increases, due to the increased costs of being a public company, to continue in the future.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest earned on investments in cash, cash equivalents and marketable securities offset by interest expense. Interest and other income (expense), net increased by $773,000 to

$771,000 of income in the three months ended September 30, 2005 from expense of approximately $2,000 in the three months ended September 30, 2004 due to the investment of the proceeds from our initial public offering in the fourth quarter of 2004.

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

Comparison of Nine Months Ended September 30, 2005 and 2004

Revenues

Total revenues increased to $67.1 million for the nine months ended September 30, 2005 from $40.8 million for the nine months ended September 30, 2004. The increase was attributable to continued market acceptance of our product offering and our accelerated expansion into international markets, primarily in the Asia-Pacific region and Europe. During the nine months ended September 30, 2005, we sold or leased 112 lasers and generated $31.4 million in revenues. Additionally, our 30 kHz upgrades resulted in the sale of 45 upgrades and generated $1.1 million in revenues, for total laser revenues of $32.5 million. In comparison, during the nine months ended September 30, 2004, we sold or leased 74 lasers and generated $21.7 million in revenues. The average selling price per laser sold or leased in the nine months ended September 30, 2005 decreased 4% as compared to the nine months ended September 30, 2004 primarily because US leased units, which generate revenue typically over 39 months, increased to 35% of all US placements in the three months ended September 30, 2005 as compared to 31% of all US placements in the nine months ended September 30, 2004.

In the nine months ended September 30, 2005, we sold approximately 243,000 per procedure fees inclusive of a disposable patient interface and generated $28.9 million in revenues. In comparison, during the nine months ended September 30, 2004, we sold approximately 139,000 per procedure fees inclusive of a disposable patient interface and generated $16.1 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered 2005 with approximately twice the installed base of lasers as compared to the same period in 2004. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US also led to an increase in our maintenance revenues to $5.7 million during the nine months ended September 30, 2005, as compared to $3.0 million during the nine months ended September 30, 2004. We expect our maintenance revenues to continue to increase as the installed base of lasers in the US increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 53.0% in the nine months ended September 30, 2005 from 42.0% in the nine months ended September 30, 2004. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 43% of total revenues in the nine months ended September 30, 2005 from 39% of total revenues in the nine months ended September 30, 2004. In addition, larger production runs and engineering producibility improvements have contributed to cost savings for our laser and patient interface.

Research and Development

Research and development expenses decreased by $613,000 to $8.4 million in the nine months ended September 30, 2005 from $9.0 million in the nine months ended September 30, 2004. This decrease resulted primarily from $765,000 in expenses related to a technology license from the University of Michigan in the nine months ended September 30, 2004. In addition, decreased stock based compensation expense of $708,000 offset $938,000 of higher personnel costs. The decrease in stock based compensation results primarily from lower stock based compensation associated with options granted to non-employees subject to remeasurement (variable plan accounting treatment).

Selling, General and Administrative

Selling, general and administrative expenses increased by $8.2 million to $23.4 million in the nine months ended September 30, 2005 from $15.3 million in the nine months ended September 30, 2004. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $3.7 million; higher outside services, which primarily include consulting and legal fees, of $1.9 million; higher marketing, advertising, promotion and event costs of $930,000; an increase in commissions paid to sales representatives on higher sales totaling $557,000; and an increase in facilities and depreciation expense of $476,000; offset by decreased stock based compensation of $430,000.

Interest and other income (expense), net

Interest and other income (expense), net increased by $2.1 million to $2.1 million of income in the nine months ended September 30, 2005 from $38,000 in the nine months ended September 30, 2004 due to the investment of the proceeds from our initial public offering in the fourth quarter of 2004.

Liquidity and Capital Resources

General

We require capital principally for operating our business, working capital and capital expenditures for both the fixed assets used in our business and the revenue-generating assets under our operating leases. Our capital expenditures for fixed assets consist primarily of capitalization of our lasers for use in manufacturing and developing our product offering, and information technology infrastructure and equipment used to support the growth of our business. Additionally, during the nine months ended September, 2005 we paid approximately $3.6 million, which is included in our purchases of property, plant and equipment for the nine months ended September 30, 2005, and $0.2 of related expenses for leasehold improvements and other expenditures related to our new rental facility in Irvine, California. Our capital expenditures for revenue-generating assets consist of the capitalization of lasers under operating leases. Working capital is required principally to finance accounts receivable and inventory.

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $86.1 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The proceeds were net of expenses of $2.2 million. The net proceeds of the offering were used for the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock.

We believe that our current cash and cash equivalents, together with our marketable securities and investments and cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash included purchases of investment-grade securities, for which $82.0 million were held at September 30, 2004 with diversification among issuers and maturities ranging from one to 24 months. We maintain our cash and cash equivalents, marketable securities and investments with two major financial institutions in the United States and intend to hold our marketable securities and investments to maturity.

Cash and cash equivalents decreased by $18.3 million to $7.7 million at September 30, 2005 from $26.0 million at December 31, 2004. This decrease was primarily due to the increase in purchases of marketable securities net of maturities of $19.0 million, increased purchases of property, plant and equipment of $8.9 million, offset by an increase in cash provided by operating activities of $7.6 million and an increase in the cash provided by investing activities of $3.5 million in the nine months ended September 30, 2005, as well as net changes in other cash flow activities. The increase in property, plant and equipment included a $3.2 million leasehold improvement cash allowance from the landlord of our new building, which has been recorded as a deferred lease incentive on our financial statements.

Net cash provided by operating activities increased to $6.4 million in the nine months ended September 30, 2005 from a $1.2 million use of cash in the nine months ended September 30, 2004. The increase of $7.6 million was primarily due to a $12.8 million increase caused by the improvement to net income in the nine months ended September 30, 2005 from a net loss in the nine months ended September 30, 2004 and an increase in deferred rent and lease incentives of $4.0 million, partially offset by a decrease in accounts payable of $4.1 million, an increase in inventories of $3.5 million, and a decrease in stock-based compensation of $1.2 million, as well as changes in other assets and liabilities. The decrease in accounts payable was primarily due to initial public offering expenditures that were incurred but not yet paid in the nine months ended September 30, 2004. The increase in inventories was primarily due to the timing of inventory purchases and production in advance of the fourth quarter of 2005 as opposed to a larger portion of purchases and production for fourth quarter 2004 sales occurring during the fourth quarter of 2004. The increase in deferred rent and lease incentives was primarily due to a $3.2 million leasehold improvement allowance from the landlord of our new building.

Net cash used by investing activities increased to $27.5 million in the nine months ended September 30, 2005 as compared to $89,000 provided in the nine months ended September 30, 2004. This increase of $27.5 million was primarily due to an increase in the purchase of marketable securities net of proceeds of $19.0 million, and an increase in the purchase of property, plant and equipment of $8.9 million that included approximately $3.6 million for leasehold improvements and other expenditures related to our new rental facility in Irvine, California paid by us and the $3.2 million leasehold improvement allowance from the landlord of our new building.

Net cash flows provided by financing activities were $2.7 million in the nine months ended September 30, 2005 as compared to a $727,000 use of cash in the nine months ended September 30, 2004. The $3.5 million increase was primarily due to a reduction from the $1.4 million of cash used in the nine months ended September 30, 2004 related to our 2004 initial public offering of common stock; increases in net proceeds from the issuance of stock options under employee stock plans and the employee stock purchase plan of $1.2 million and $672,000, respectively; and notes receivable payments of $700,000. These increases were partially offset by a decrease in the net proceeds from issuance and payments on long-term debt of $527,000.

Accounts Receivable

Our accounts receivable days sales outstanding were 46 days at September 30, 2005; 50 days at June 30, 2005 and 34 days at December 31, 2004. Our laser sales in the US are typically on the basis of cash in advance paid directly by our customers or on terms, which are typically net 30, to fiscally sound third party financing companies, institutions or well established corporate customers. Our per procedure fees inclusive of a disposable patient interface are typically sold for terms net 30 days from shipment. International customers, primarily distributors, have typically paid with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms.

We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 2.0% and 2.1% at September 30, 2005 and December 31, 2004, respectively.

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

Debt

On August 4, 2005, we established a new revolving line of credit, which allows for maximum borrowing of $10.0 million, with a $1.5 million sub-limit to secure cash management services and a $1.0 million sub-limit to secure letters of credit. The line of credit has a variable rate of interest equal to the bank’s prime rate and matures August 3, 2006. The line of credit did not have an outstanding balance as of September 30, 2005.

Contractual Obligations

The following summarizes our long-term contractual obligations as of September 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Operating leases (1)	17,449	1,811	3,509	3,507	8,622
Royalty payments (2)	688	124	237	218	109
Letter of credit	50	50
Employment agreement with Robert Palmisano, CEO	275	275	—	—	—

	$18,462	$2,260	$3,746	$3,725	$8,731

(1)	On January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet and completed the move during the third quarter of 2005. The lease is for a period of ten years and four months beginning May 1, 2005.

(2)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the timing and amount of our future earnings, if any. Accordingly, we have established full deferred tax asset valuation allowances as of September 30, 2005 and December 31, 2004 to reflect these uncertainties.

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

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 2.0% and 2.1% at September 30, 2005 and December 31, 2004, respectively. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $880,000 or 1.3% of total revenues in the nine months ended September 30, 2005 as compared to $433,000 or 1.1% of total revenues in the nine months ended September 30, 2005. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Stock-Based Compensation

We account for employee and director stock options and restricted stock using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock options issued to non-employees, who are principally surgeons on our medical advisory board, are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized on a declining basis over the service period.

Stock compensation expense, which is a noncash charge, results from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted as determined using the Black-Scholes valuation model. Stock compensation expense for grants made to employees below the fair value of the underlying common stock is amortized on a declining basis over the vesting period of the underlying option, generally four years. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date. We have recorded deferred stock-based compensation representing the difference between the option exercise price and the fair value of our common stock on the grant date for financial reporting purposes. Prior to issuing our stock publicly, we determined the deemed fair value of our common stock based upon several factors, including operating performance, liquidation preferences of the preferred stock, an independent valuation analysis, the market capitalization of peer companies and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported.

We recorded stock-based compensation expense of $1,205,470 in the nine months ended September 30, 2005. From inception through September 30, 2005, we recorded amortization of deferred stock compensation of $6.4 million. At September 30, 2005, we had a total of $1.7 million remaining to be amortized over the vesting period of the stock options, of which $645,000 is subject to periodic remeasurement.

The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options for which we have recorded deferred compensation are subsequently cancelled or expire or if the fair value of our stock decreases; or may increase if the fair market value of our stock increases or we make additional grants of non-qualified stock options to members of our medical advisory board or other non-employee consultants.

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

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2005 and December

31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

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

In the three months ended September 30, 2005, we believe we captured approximately 19 to 20% of the U.S. market for creating the corneal flap. We believe that LASIK surgeons may not continue to adopt our product offering unless they determine, based on experience, clinical data and studies and published journal articles, including peer review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. A small number of surgeons have informed us, based on their experiences, of the following issues with our product offering when compared to the traditional microkeratome approach:

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

In addition, we believe that recommendations and support of our laser by influential LASIK surgeons are essential for its market acceptance and adoption. If we do not receive support from such surgeons or from the data and experience of users, it may become difficult to have additional LASIK surgeons adopt our product offering. In such circumstances, we may not achieve expected revenues or profits.

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

LASIK surgeons typically receive an average of $394 more per eye when using our product offering instead of the traditional microkeratome. To date, LASIK surgeons have been able to improve the rate at which laser vision correction consultations translate into actual surgery from approximately 65% to 78% when using our product offering instead of the traditional microkeratome, according to a survey of our customers conducted by SM2 Consulting, an independent consultant. This indicates that patients have been willing to pay for LASIK surgery using our product offering despite its higher cost. There can be no assurance that this trend will continue.

We may not be able to compete successfully against our current and future competitors.

To date, we have competed primarily with manufacturers of the microkeratome, the traditional method used to create the corneal flap as the first step in LASIK surgery. Principal manufacturers of the microkeratome include Bausch & Lomb, with approximately half of the U.S. microkeratome and blade market, Moria/Microtech, the second largest supplier of microkeratomes and blades in the U.S. market, Advanced Medical Optics and Nidek. Microkeratomes are less expensive to manufacture than our laser and our competitors may offer microkeratome systems at a lower price as part of a bundle of products or services, including the excimer laser used in the second step of LASIK surgery. Further, we expect that our competitors will continue to release new or enhanced microkeratome models which may offer improved performance over earlier generation products. Any of these actions could decrease demand for our product offering, which would have a material adverse effect on our business, financial condition and results of operations. Some of these competitors, particularly Bausch & Lomb, have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have.

We may also in the future compete with manufacturers of alternative technologies to create the corneal flap. In addition, several manufacturers have announced their intention to launch new femtosecond lasers that would compete directly with our products. These include Wavelight Technologies, Zeimer Ophthalmic Systems and 20/10 Perfect Vision. The latter two companies have displayed their systems. Successful introduction of competing products by these or other manufacturers could reduce demand for our products, particularly if the competing products were perceived to offer superior capabilities or were marketed at a lower price. If alternative technologies gain market acceptance, this may also reduce demand for our product offering.

Since our product offering is used in the first step of LASIK surgery, we also compete with other vision disorder treatments that compete with LASIK, such as eyeglasses, contact lenses and other surgical products and techniques. Such techniques include intra-ocular lenses, corneal inlays and epithelial flaps, also known as Epi-LASIK. If any of these alternative treatments result in decreased demand for LASIK surgery, this would decrease demand for our product offering. In addition, medical companies, academic and research institutions and others could develop new therapies, medical devices or surgical procedures that could potentially render LASIK surgery obsolete. Any such developments would have a material adverse effect on our business, financial condition and results of operations.

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

We believe that a small percentage of our customers, in an effort to avoid procedure fees, are using a single patient interface to treat multiple eyes. If this practice (or other fee avoidance practices) were to proliferate, it could have a material adverse effect on our business.

Our proprietary IntraLASIK® software contains a feature which requires the laser to periodically be reprogrammed in order to perform additional procedures. We have introduced technology which allows us to do this remotely using secure activation techniques. Our domestic installed base has been completely enhanced with this secure activation technology and we are well into the process of rolling out this technology internationally. Secure activation capabilities allow us to align the number of procedures available on the laser with the number of patient interfaces purchased to prevent reuse. However, if these capabilities prove inadequate, or if other fee avoidance methods are devised which we are unable to detect or counter, or if we are unable to enhance the majority of lasers in our worldwide installed base, this could have a material adverse effect on our business. By way of example, circumstances that could potentially hamper our enforcement efforts include: theft or disclosure of confidential passwords, improper or unauthorized tampering with laser hardware or software, lack of cooperation from international distributors, inability to obtain access to lasers in the field, legal impediments imposed by foreign jurisdictions and/or counterfeit patient interfaces.

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

From time to time, we make field corrections to our laser, which are typically made by our field service representatives during scheduled service calls but which may sometimes be made using remote diagnostics. Although these field corrections have not had a financial impact on us to date, any future corrections or recalls, especially any that result in preventing use of our laser or customers returning the laser to us for repair, would have a material adverse effect on us.

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

We are growing rapidly. In the three months ended September 30, 2005 we sold or leased 34 lasers and sold approximately 83,000 per procedures fees inclusive of a disposable patient interface. In 2004 we sold or leased 111 lasers and sold approximately 192,000 per procedure fees inclusive of a disposable patient interface; and in 2003, we sold or leased 67 lasers and sold approximately 84,000 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

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

Our international sales commenced in 2003 and represented 43% of our total revenues in the nine months ended September 30, 2005 and 27% of our total revenues in the nine months ended September 30, 2004. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe, South America and the Middle East.

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

All of our operations are currently and will continue to be conducted at a single location. We take precautions to safeguard our existing facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural disaster, such as an earthquake or fire could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires and other natural disasters and the property and business interruption insurance we maintain may not be adequate to cover our losses in any particular case.

A loss of key executives or failure to attract qualified personnel could limit our growth and adversely affect our business.

Our future success depends in part on the continued service of key personnel. We do not have employment agreements with any of our employees other than with our Chief Executive Officer; our Executive Vice President, Chief Operating Officer; our Senior Vice President and General Counsel; and our Vice President, Human Resources; and we do not have key person insurance on any of our executives. The loss of any one or more key managers could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals. Furthermore, our future growth will depend in part upon our ability to identify, hire and retain additional key personnel, including qualified management, research and other highly skilled technical personnel.

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

Although we were profitable for the three and nine months ended September 30, 2005, we have incurred significant operating losses in each previous full year since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004 and $12.0 million in 2003. As of September 30, 2005, we had an accumulated deficit of approximately $57.7 million. In order to maintain profitability, we will need to significantly increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our IntraLase® FS laser. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

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

We currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, in December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004) that will require us to expense the fair value of stock options granted. If we were to change our accounting policy in accordance with the existing SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, our income from operations would have decreased by approximately $2.8 million in the nine months ended September 30, 2005 and our loss from operations would have increased by approximately $476,000 in the nine months ended September 30, 2004. We believe the adoption of SFAS No. 123 (Revised 2004) will have a material impact on our results of operations.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, have resulted in and are expected to continue to result in increased costs to us as a public company. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. Additionally, unearned deferred stock compensation for non-employees is periodically remeasured through the vesting date under current and future accounting rules. This periodic remeasurement could have a significant impact on our results of operations.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the securities in which we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, which may include commercial paper, money market funds, government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised solely of highly rated investments. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

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

Item 4	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2005, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a Company have been detected.

(b) Changes in internal controls

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2005, the court in the First California Action entered a summary judgment order, ruling on the majority of issues in the case. The court ruled in our favor on some issues and in Escalon’s favor on others. On April 1, 2005 Escalon again attempted to terminate the license agreement. On April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment in the First California Action, in effect adopting its prior summary judgment rulings. This ended the First California Action. Of the approximately $645,000 demanded by Escalon through March 31, 2004, approximately $229,000 was found to be due under the court’s rulings in the First California Action. We have timely paid this amount. We do not believe that the judgment in the First California Action will have a material adverse effect on our business, financial condition and results of operations, and our financial statements were not affected at December 31, 2004. The decision in the First California Action, if upheld, represents an increase in royalties payable to Escalon of approximately 0.2% of revenues, and a concomitant 0.2% reduction in gross margins and operating profits. These effects are reflected in our reported financial results for the first three quarters of 2005. We have appealed certain aspects of the court’s judgment in the First California Action to the United States Court of Appeals for the Ninth Circuit.

The First California Action did not resolve all of the parties’ disputes, and Escalon continues to contend in written notices to us that our royalty payments are inadequate, although the notices do not specify the amount of the claimed underpayment. On May 9, 2005, we commenced a new lawsuit against Escalon in the United States District Court for the

Central District of California to clarify the open issues (the “Second California Action”). One week later, Escalon commenced a new lawsuit against us in the Delaware Chancery Court, alleging, among other things, breach of the license agreement and breach of fiduciary duty (the “Delaware Action”). Escalon has moved to dismiss the Second California Action, and we have moved to dismiss the later filed Delaware Action. These motions are pending.

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

On September 2, 2005, Escalon and Escalon Holdings, Inc. commenced an action against us in the Delaware Chancery Court under section 220 of the Delaware Corporation Law (the “220 Action”). In the 220 Action, Escalon seeks to inspect our records described in the Section 220 Demands. The crux of Escalon’s position appears to be that the amount of royalties which Escalon receives under its contract with us is less than what it believes it would receive if receivables were valued under the contract the same way they are valued on our financial statements, and that therefore we are purportedly overstating the value of receivables on our financial statements to the detriment of shareholders. The question of the proper valuation of receivables under the contract is already the subject of pending litigation between us and Escalon, and both parties have requested a judicial declaration as to the meaning of the applicable contract language. We do not believe that a disruptive inspection of our proprietary business records would have a bearing on the resolution of this contract dispute. We contend that the 220 Action is an Escalon litigation tactic intended to benefit Escalon in its capacity as a litigant by allowing it to circumvent existing contractual limitations on its inspection rights. We believe this is an improper basis for a demand under section 220 of the Delaware corporation statute, and intend to defend against the 220 Action vigorously.

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

Item 4	Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Stockholders (“Annual Meeting”) was held on July 21, 2005. At the Annual Meeting, our stockholders: (a) elected two Class I Directors with terms expiring at the 2008 Annual Meeting of Stockholders; and (b) ratified the appointment of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2005.

Following the Annual Meeting, two Class II Directors, having terms expiring in 2006, and three Class III Directors, having terms expiring in 2007, continued in office.

The following tables set forth the results of voting at the Annual Meeting:

(1)	The election of the two nominated directors to hold office until the annual meeting in 2008.

Board Member	For	Withheld
Thomas S. Porter	21,972,204	1,663,587
Jay T. Holmes	23,020,943	614,848

(2)	The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2005 fiscal year.

For	Against	Abstained
23,001,184	634,384	223

Item 6	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2005

INTRALASE CORP.
(Registrant)

/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer

/s/ Shelley B. Thunen
Shelley B. Thunen
Executive Vice President and Chief Financial Officer