Form 10-K
period 2005-12-31
INTRALASE CORP
filed 2006-03-03
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50939

INTRALASE CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3380954
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9701 Jeronimo Road Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 859-5230

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated, or a non-accelerated filer (as defined in Rule 12b-2).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $538,959,830 based on the last sale price of common stock on June 30, 2005.

The number of shares of the registrant’s Common Stock outstanding as of February 24, 2006 was 28,293,138.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended of December 31, 2005 are incorporated by reference into Part III of this report.	III

INTRALASE CORP.

ANNUAL REPORT ON

FORM 10-K

For the Fiscal Year Ended December 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to us. All statements regarding future events, our future financial performance and results of operations, our business strategy and our financing plans are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning or conditional verbs such as “will,” “should,” “could,” or “may.”

These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements. In evaluating these forward-looking statements, you should specifically consider various other risks, uncertainties and factors, including those risks discussed under Item 1A - Risk Factors.

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

PART I

Item 1— Business

Overview

IntraLase Corp. designs, develops and manufactures an ultra-fast laser that is revolutionizing refractive and corneal surgery by creating safe and more precise corneal incisions. Delivering on the promise of ophthalmic laser technology, the IntraLase® FS Laser, related software, and disposable devices replace the hand-held microkeratome blade used during LASIK surgery. The unsurpassed accuracy of IntraLase’s computer-controlled femtosecond laser has been shown to improve safety profiles and visual outcomes when used during LASIK. Additionally the IntraLase® FS laser creates precision-designed intracorneal incisions that when combined can be used during lamellar and penetrating keratoplasties, and intrastromal ring implantation. IntraLase is presently in the process of commercializing applications of its technology in the treatment of corneal diseases that require corneal transplant surgery. Our proprietary laser and disposable patient interfaces are presently marketed through the United States and 26 other countries. IntraLase is headquartered and manufactures its products in Irvine, California.

Our business model is to target the most active LASIK surgery practices in the United States and in key international markets to buy or lease our IntraLase® FS laser in order to generate repeat revenues by collecting a per procedure fee inclusive of a single disposable patient interface for each eye treated with our laser. We began commercial introduction of our product offering in late 2001 and, as of December 31, 2005, we had sold or leased 373 lasers and we had sold over 600,000 per procedure fees, each inclusive of a single disposable patient interface. In the three months ended December 31, 2005, we captured approximately 25% of the U.S. market for LASIK corneal flap creation.

In addition to the medical and safety benefits of our product offering, our advanced laser technology allows our surgeon customers to improve the profitability of their LASIK surgery practices. We believe this combination of “better medicine” and “better business” will continue to positively impact the adoption of our product offering and drive our growth.

Company Background

We were incorporated in Delaware in 1997. From 1997 through 2001, we devoted substantially all of our resources toward the development of an ultra-fast laser, as well as the related software and patient interface, and toward testing to develop a commercial product to be used for eye surgery. In 2001, we also began developing manufacturing capabilities and selling to prospective customers. In 2002 and 2003, we continued to expand our customer base, primarily in the United States. We obtained our CE Mark and ISO EN 13485 approval in March 2004, allowing us to significantly expand our international product launch.

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $86.1 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The proceeds were net of the payment of expenses for the initial public offering of $2.2 million. The net proceeds of the offering were used, in part, for the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000 for partial payment due under an agreement to convert a royalty license agreement to a fully-paid royalty-free license. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock.

Financial Information

Please refer to Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue, net income (loss), and total assets for the last three years.

Market Opportunity

The Surgical Vision Correction Market

Vision correction represents one of the largest medical markets in the United States. According to Market Scope, approximately 171.7 million people in the United States require some form of vision correction, and industry sources estimate that approximately $24.2 billion was spent on eyeglasses, contact lenses and other corrective eyewear in the United States in 2005. Of the approximately 171.7 million people in the United States who require vision correction, approximately 53.8 million people, or 107.5 million eyes, are eligible for surgical vision correction and have not yet been treated.

LASIK surgery is the most common means of surgical vision correction. According to Market Scope, approximately 87% of all refractive surgical vision corrections today are LASIK corrections. LASIK surgery corrects refractive errors associated with myopia, the inability to see objects in the distance, and hyperopia, the inability to see up close, by reshaping the cornea. Approximately 32.9 million people, or 65.8 million eyes, are myopic, also called nearsighted, and approximately 20.8 million people, or 41.7 million eyes, are hyperopic, also called farsighted. Both of these common vision problems are caused by irregularities in the shape of the eye, called refractive errors. The vision problem which typically requires reading glasses is called presbyopia and is not treated with LASIK surgery.

The market for LASIK surgery is currently under-penetrated. To date, only about 9.7 million LASIK eye surgeries have been performed in the United States, which amounts to a nominal market penetration rate of approximately 8%. The total U.S. annual market size for LASIK surgery is approximately $2.8 billion, based on an estimated 1.46 million LASIK procedures expected to be performed in 2006 at an industry average price of approximately $1,950 per eye treated. Industry analysts expect the growth rate in U.S. LASIK procedures to be approximately 4.5% in 2006, based on approximately 65,000 more procedures expected in 2006 than were performed in 2005.

Outside the United States there were approximately 2.3 million surgical vision surgeries performed in 2005, primarily LASIK. Industry analysts expect the growth rate outside the United States in LASIK procedures to be approximately 16% in 2006, to approximately 2.7 million procedures, with LASIK volume concentrated in Europe and the Asia-Pacific region.

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

The IntraLase Market Opportunity

There are approximately 4,500 LASIK surgery practices worldwide. Of these surgery practices, our key target customers are the 1,400 most active LASIK surgery practices in the United States and in key international markets. As of

December 31, 2005, approximately 371 of these 1,400 LASIK surgery practices worldwide were IntraLase customers, and, of the total number of LASIK procedures performed in the United States in the three months ended December 31, 2005, approximately 25% were performed using our product offering to create the corneal flap. We believe the other approximately 75% of total procedures performed in this time period were performed using the traditional microkeratome.

U.S. Market

•	There are approximately 3,500 LASIK surgeons in the United States who are expected to perform 1.46 million LASIK procedures in 2006.

•	These procedures are performed in approximately 1,270 U.S. LASIK surgery practices, of which approximately 700 perform over 50 procedures per month, largely concentrated in LASIK surgery practices owned by individual surgeons or group surgery practices and corporate centers.

International Market

•	Outside the United States there are approximately 3,500 LASIK surgery practices that are expected to perform over 2.7 million LASIK procedures in 2006.

•	We estimate that there are approximately 700 LASIK surgery practices performing over 50 LASIK procedures per month in our primary target markets in the Asia-Pacific region, Europe and the Middle East.

LASIK Surgery

LASIK surgery involves two steps:

First step:	A thin flap of tissue is created on the surface of the cornea. This is called a corneal flap.

Traditionally, this first step has been done manually by the LASIK surgeon using a hand-held mechanical device called a microkeratome with a metal razor blade that oscillates across the face of the cornea at high speed.

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

Excimer lasers are manufactured and sold by companies such as Advanced Medical Optics, Alcon, Nidek, Bausch & Lomb and Wavelight.

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

The IntraLase Solution—“Better Medicine” and “Better Business”

Our IntraLase® FS laser and proprietary IntraLASIK® software complement and improve LASIK surgery by providing a computer-controlled laser solution as an alternative to the microkeratome for creating flaps in the cornea during the essential first step of LASIK surgery. When the IntraLase® FS laser is combined with the excimer laser used in the second step of the LASIK procedure, this results in an all-laser LASIK solution. The advantages of our product offering over the traditional method include fewer severe sight-threatening complications, greater predictability, greater control, greater precision and uniformity of flap depth. Additional advantages are a more centrally located flap, better sterility and greater likelihood of completed surgeries. In all of the commercial procedures performed by our customers to date, there have been no reported incidents of loss of corneal tissue (free cap) or anterior chamber penetration, serious complications historically associated with creation of the corneal flap with a bladed microkeratome. In addition, the use of our product offering reduces the incidence of less serious complications such as epithelial defects and dry eye. The disadvantages of our product offering over the traditional microkeratome approach are the higher costs to the LASIK surgeon to acquire our product offering and the higher cost to the patient, as well as the additional training that is required for a surgeon to become accustomed to using our technology and slightly higher procedure times, although we believe our planned release of a 60 kilohertz (kHz) FS laser will reduce our procedure times further. We believe that the advantages of our technology outweigh the disadvantages and give our LASIK surgeon customers and their patients a new level of confidence in LASIK surgery, which in turn will help further penetrate the market for LASIK surgery.

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

The benefits of Better Medicine and Better Business are:

Better vision. Patients achieve statistically significant better vision when the IntraLase® FS laser is used in the LASIK procedure, as supported in prospective, comparative studies. In a prospective study, the study design is made in advance of the collection of data, whereas in a retrospective study, a design is applied to existing data. In two of these prospective studies, the corneal flap for one eye of each patient was created with the IntraLase® FS laser, and the corneal flap for the other eye was created with the microkeratome. In one study, the 37 participants were treated with standard excimer laser vision correction, and in the other, the other 51 participants were treated with the new custom excimer laser vision correction. Results showed that the eyes treated with the IntraLase® FS laser had better vision and fewer induced aberrations compared to the mechanical, metal-bladed microkeratome. In two other prospective studies, one comparing eyes of patients treated with the IntraLase® FS laser and the other with the microkeratome, and another comparing approximately 300 patients, or 600 eyes, with corneal flaps created by an IntraLase laser or two types of microkeratomes, similar results were reported. We believe these better vision results were achieved using our product offering, in part, due to a reduction in the tissue variabilities caused by the microkeratome, which can affect the precision of the excimer laser.

Improved safety. Our product offering eliminates loss of corneal tissue (free cap) and anterior chamber penetration, the most severe complications associated with the creation of the corneal flap with a bladed microkeratome. Seven comparative studies showed improved safety and elimination of certain risks of flap creation with our product offering, when compared to traditional microkeratomes. Additionally, since corneal flaps created with our product offering possess a unique edge profile, they are easily and securely repositioned following the excimer ablation, reducing the possibility of induced visual aberrations and slipped flaps.

Greater predictability and accuracy. The IntraLase® FS laser produces flaps that are accurate within ± 12 microns, whereas the microkeratome manufacturers report variability of approximately ± 40 microns with their newer microkeratome models. Nine studies have shown that our approach generated significantly more predictable and accurate flap dimensions, including, most critically, reproducible flap thickness. This increased accuracy in flap creation preserves corneal tissue by precisely creating optimal flap thickness, and improves the predictability of the overall LASIK treatment.

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

Higher procedure volume and revenues for our customers. Our surgeon customers receive an average of $394 more per eye when using our product offering instead of the traditional microkeratome. An independent survey of our U.S. customers in early 2005 indicated that our customers experienced a 15% increase in procedure volume and a 41% increase in revenues in the comparable time period during which the industry experienced a 13% increase in procedure volume and a 25% increase in revenues. Patients readily understand the safety profile of the IntraLase® FS laser, are attracted to the concept of a bladeless procedure and surveys of our customers demonstrate that patients are willing to pay for this new level of safety and assurance. In addition, according to the same independent survey of our customers, with our laser, approximately 50% of our customers improve the rate at which laser vision correction consultations translate into actual surgery from 65% to 78%.

The 24 clinical studies referred to above were each conducted by LASIK surgeons who compared the attributes and results of creating the corneal flap using our laser versus with the microkeratome. The studies ranged in size from 20 to 1,000 eyes. We paid an aggregate of approximately $472,000 to the LASIK surgeon conducting the studies in two instances, including, in one instance, when we sponsored the study. We believe a portion of such payments was used to subsidize lower patient fees for patients to agree to participate in the studies. In addition, to the extent they provide advisory and consulting services to us separate from their work on the studies, or in connection with their presenting their studies, some of these LASIK surgeons have been issued options to purchase shares of our common stock, have been paid cash or have been reimbursed for costs.

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

Expanding our market share. We intend to expand our market share for LASIK procedures and facilitate the rapid adoption of our product offering by leveraging clinical data that supports the benefits of our product offering and by engaging in marketing activities that target surgeons and optometrists. We believe these strategies will enable us to sell more of our higher gross margin per procedure fees (each inclusive of a disposable patient interface) to users of our existing installed base of lasers, in addition to new users of our laser. An independent survey conducted in 2005 indicated that our U.S. surgeon customers had adopted our product offering in 88% of all the LASIK procedures they perform. We estimate that we captured 25% of the U.S. LASIK surgery market for creation of the corneal flap in the three months ended December 31, 2005.

Refining and enhancing our existing product offering. In the third quarter of 2005 IntraLase doubled the speed of its laser from 15kHz to 30kHz, approximately halving the procedure time, while enabling tighter spot placement which facilitates easier flap lift, enhancing the surgical experience and reducing the potential for post-operative inflammatory response. In addition, IntraLase introduced a reasonably priced upgrade path to 30kHz for all of its existing customers, completing 145 upgrades in the second half of 2005. In February 2006, we again announced a further improvement in our technology, again almost doubling the speed of the laser with the expected introduction of a 60kHz laser in the second quarter of 2006 and an upgrade program and fee for all of its existing customers. We intend to continue to devote resources to improving and optimizing our technology and product offering, with the goal of continuously increasing the safety, accuracy, efficiency and ease-of-use of our solution.

Developing innovative applications for our technology. We are currently in the process of developing new therapeutic applications to expand the use of our current technology and product offering. The IntraLase® FS laser is the first femtosecond laser cleared by the FDA for use in intrastromal incisions used with ring implants, lamellar keratoplasty, penetrating keratoplasty and for the preparation of the donor tissue used in corneal transplants. In January 2006, IntraLase announced that the first corneal transplant cases using the IntraLase® FS laser had been successfully performed in patients. The use of IntraLase’s laser to create a contoured, full-thickness corneal resection in preparation for corneal transplant has the potential to make corneal transplantation a safer, more precise procedure. Launch of this new therapeutic application is expected in Fall 2006. We believe the unique capabilities of our laser will enable us to introduce additional applications within ophthalmology.

Providing quality products and superior customer service. We intend to continue to offer high quality products and extensive support to our direct customers and to our international distributors to continue to build our reputation as a premier service provider and establish a loyal customer base. We believe that providing superior service is instrumental in maintaining and growing our market share, as our surgeon customers often actively refer our product offering to other surgeons. We currently provide services including a 24/7 technical support hotline, installation, clinical training and other marketing support services for our direct customers as well as technical and clinical training for our distributors. We believe our reputation for providing quality products and superior responsiveness will differentiate us from any potential direct competitors.

Our Product Offering

Our product offering consists of three key elements:

•	IntraLase® FS laser;

•	IntraLASIK® software; and

•	per procedure fee inclusive of a disposable patient interface.

The creation of the corneal flap using our product offering begins with the set up of the laser, followed by the placement of our disposable patient interface onto the patient’s eye. Using the IntraLASIK® software, the surgeon then centers a video display of a 2-millimeter circle overlaid on an image of the patient’s eye. Once the desired location has been determined and set, the surgeon initiates the flap procedure by engaging the computer- controlled laser. The laser creates the flap by focusing its beam of light below the surface of the corneal tissue, thereby creating a precise cut, leaving an uncut section of tissue to act as a hinge. It takes approximately 30 seconds for our 30 kHz laser to create the corneal flap.

IntraLase® FS Laser

Our IntraLase® FS laser is an ultra-fast femtosecond, or FS, laser that produces a stream of high-repetition, short-duration light pulses with an extremely high-quality optical beam. Our 30 kHz laser generates thirty thousand pulses per second, with each pulse having a duration of six hundred femtoseconds, the equivalent of less than a billionth of a second per pulse.

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

IntraLASIK® Software

We design, program, test and periodically update our IntraLASIK® software that controls the IntraLase® FS laser, which enables the surgeon to make precise cuts at predetermined parameters within the eye’s corneal tissue. Each patient’s surgical parameters, including flap diameter and thickness, location and angle of the hinge, and angle of the side cut, can be input into the IntraLASIK® software prior to surgery. The software then directs the laser to create a precise corneal flap or perform the selected therapeutic procedure based on the input parameters. Prior to each surgery, the software automatically performs multiple pre-procedure system checks to verify the readiness of the laser and multiple calibration checks are also available to the surgeon.

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

The disposable patient interface is integral to depth control and accuracy. The disposable patient interface comes in a sealed, sterile package, which ensures a high level of patient safety and protection from infection. The disposable patient interface is unique to our laser and we believe that we are the only available source for these devices.

Historically, we have protected our per procedure revenue stream with a combination of contract terms, software controls and manual periodic counts of machine usage, as necessary, to compare our shipments of disposable patient interfaces with the individual counter embedded in each IntraLase® FS laser. During 2005 we and our international distributors converted approximately 90% of IntraLase® FS lasers to new software versions that require either remote electronic activation when the customer orders procedures or an IntraLase-generated secure activation code used by the customer at their site. These methods allow the customer to perform only the number of procedures purchased, which we believe to be a more scalable and secure method of securing our per procedure revenue stream. For further discussion, see Risk Factors – Risks Related to our Business - “Measures we take to ensure collection of per procedure charges may be inadequate.” In addition, the electronic link facilitates remote software upgrades and in the future we intend to offer our customers new features, such as remote diagnostics using this electronic link.

Sales and Marketing

Our primary objective is to rapidly expand our market share for the creation of corneal flaps in the first step of LASIK surgery. Of the 1,270 LASIK surgery practices in the United States, approximately 700 perform over 50 procedures per month. Of the 3,500 LASIK surgery practices outside the United States, we estimate that there are approximately 700 laser centers performing over 50 LASIK procedures per month in our primary international target markets in the Asia-Pacific region, Europe and the Middle East. We focus our sales and marketing efforts on these high volume LASIK surgery practices.

We began selling the IntraLase® FS laser and our per procedure fee inclusive of a disposable patient interface in the United States during the fourth quarter of 2001, in Asia during the third quarter of 2003 and in Europe during the first quarter of 2004. As of December 31, 2005, we had an installed base of 243 lasers in the United States and 128 outside the United States. In addition, we had sold over 600,000 per procedure disposable patient interfaces worldwide.

Sales

We sell our laser through our direct sales force in the United States and through our direct sales efforts and distributors internationally. In the United States, we have six direct sales personnel, plus an executive managing our sales efforts. The U.S. sales force primarily consists of personnel with extensive experience in the sale of lasers and other products to refractive surgeons. Internationally, we sell through local country distributors and three sales consultants and an executive devoted to direct sales efforts and international distributor development. We have approximately 18 distributor contracts with distributors in the Asia Pacific region, Europe and the Middle East, and we also sell our product offering directly to customers in selected countries. Our sales team is supported by internal sales administration and a customer service team based in Irvine, California. We do not anticipate adding to our sales force substantially. However, it is likely that we will continue to add international distributors as we expand into new countries.

Each distributor contract typically gives the appointed distributor the exclusive right to promote, market, sell, service and support our IntraLase® FS Laser, IntraLASIK® software, per procedure fee inclusive of a disposable patient interface and the associated tool kit within a specified country or set of countries, for use in the field of ophthalmology surgical centers. Distributors are obligated to develop customer prospects, sell product and provide servicing and training relating to our product offering in their territory. Distributor contract terms are typically between one and three years. However, there are termination rights for either party in the event the other party fails to perform any material obligations. Payments by the distributor to us are in U.S. currency and generally are made cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms. Title to the equipment transfers upon shipment and there is no right of return of any product to us. The distributor contracts provide a standard twelve month warranty for defective components, subject to customary exclusions. All of the contracts contain standard provisions regarding our ownership of our intellectual property and the distributors’ obligations to maintain the confidentiality of our intellectual property. Distributors are obligated to indemnify us for liabilities arising from the distributor’s failure to perform its obligations under the distributor contract, or for its misconduct or negligence in handling the products. Under some of the contracts, we will indemnify the distributor for claims arising out of or relating to the manufacture, use and sale of our product offering or any infringement by us of the intellectual property of third parties with respect to our product offering.

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

In international markets, we provide customer service through our distributors. Our technical services, field service and clinical applications personnel each provide training and support to our distributors and their personnel, and our distributors in turn provide all customer services and support to the end-user surgeons. All international distributors are required to send at least one service engineer to our training facility in Irvine, California, for an intensive training course on the installation, routine maintenance and repair of our laser and are required to send their engineer(s) for additional training provided by IntraLase at specified times. We expect to establish training facilities in one or more select international locations in the near future.

As of December 31, 2005, we had 69 field service, technical services and clinical applications personnel worldwide who are responsible for servicing customers in direct sales markets and supporting our distributors.

All of our direct customers who purchase or lease our laser receive a one-year limited warranty and are required either to maintain a maintenance contract thereafter or to pay for service and preventive maintenance on a time and materials basis in order to use our laser and to receive on-going maintenance and support. International distributor agreements generally provide for a one-year parts only warranty, with the distributor responsible for customer support to the end-user surgeons. The international distributor is responsible for obtaining a fee based maintenance agreement from their customer and servicing the equipment.

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

Patents

We have developed a patent portfolio that covers many aspects of our laser, laser beam guidance, other components of our laser, methods for inducing breakdown of corneal tissue and our per procedure disposable patient interface. As of December 31, 2005, we own 16 issued U.S. patents and nine U.S. pending patent applications, nine issued foreign patents and 29 pending foreign patent applications. Our patents expire between 2016 and 2023. We have multiple patents covering unique aspects of our laser and per procedure disposable patient interface.

We have entered into three licenses for several key patents and patent applications relating to different aspects of our laser and our per procedure fee inclusive of a disposable patient interface. As of December 31, 2005, we exclusively license, for human health, 19 issued U.S. patents, with expiration dates from 2006 through 2019, and three U.S. pending patent applications, 11 foreign patents and nine foreign pending patent applications. One of these licenses is for exclusive worldwide use of the intellectual property covered by such patents in the fields of lasers designed for human health applications and another is for exclusive worldwide use of the intellectual property covered by such patents in the fields of ultra-fast lasers designed for human health applications. Under two of these licenses we pay periodic license maintenance fees.

In addition, we have entered into two non-exclusive worldwide license agreements with third parties relating to patents that apply either to components of our laser or our disposable patient interface, as applicable. We pay royalties on the sale or lease of our laser or the sale of our disposable patient interface, as applicable, under these license agreements and are also required to pay a minimum amount of royalties per year.

On July 15, 2004, we entered an agreement to acquire a fully-paid royalty-free irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for aggregate consideration of $2,000,000. Upon closing this agreement on July 15, 2004 we recorded a charge of $765,000, which is included within research and development expenses in 2004, related to the settlement of the contract disputes and capitalized $1,235,000, which is included at its amortized value within total long-term assets at December 31, 2005, associated with acquired licenses in accordance with the terms of the agreement.

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

Trademarks

We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our product offering, which include, among others, IntraLase®, IntraLase® FS, IntraLASIK® and The New Shape of Vision®. Generally, elements of our product offering are marketed under one of these trademarks or brand names.

Manufacturing

We have one manufacturing facility located in Irvine, California where our IntraLase® FS laser is assembled and tested and our IntraLASIK® software is designed, programmed and tested. This facility is also where we assemble, in a semi-automated process, the metal cone and glass lens for our disposable patient interface, the components of which are manufactured by outside vendors. We then ship the disposable patient interface to a third party for sterilization and packaging. At December 31, 2005, we had approximately 91 employees in operations, regulatory and quality assurance.

We purchase all of the components used in the manufacture and assembly of our product offering from outside vendors. These outside vendors produce the components we require, including the printed circuit boards and objective lens used in the laser and the metal cone, glass and packaging used for our disposable patient interface, to our specifications and in many instances to our design. Our quality assurance personnel audit our vendors for conformance to our specifications, policies and procedures and inspect and test the components or assemblies at various steps in the manufacturing and assembly cycle. This process facilitates compliance with the regulatory requirements for the manufacturing and sale of our product offering.

A portion of components for our laser product are made by sole source vendors. Although these components constitute only a portion of the total components in our product offering, these components are integral to the success of our product offering and as a result our success is tied to our continuing ability to obtain supplies of these components. We have never experienced any significant disruption in supply of any of our components. We endeavor to manage the risk of single sources by maintaining inventories in excess of lead time requirements and by maintaining good vendor relationships. In addition, we continuously seek to identify and qualify additional suppliers based on our volume requirements. We purchase our product inventories through standard purchase orders and do not currently have supply agreements with our outside vendors. In the event of any disruption in our vendor relationships, arrangements for additional or replacement suppliers for some of these parts may not be achieved quickly and our business could be harmed by such delays. See “Risk Factors—Risks Related to our Business—We depend on certain single-source suppliers and manufacturers for key components of our laser, and the loss of any of these suppliers or manufacturers, or their inability to supply us with an adequate supply of materials, could harm our business.”

Research and Development

We believe that research and development activities are essential to maintaining and enhancing our business. We continuously improve our product by introducing product enhancements such as the 30 kHz laser introduced in mid 2005, which doubled the speed of our laser and the anticipated second quarter 2006 introduction of our 60 kHz laser, which again doubles the speed. We also sponsor clinical studies to validate our existing product offering are developing new therapeutic applications for our technology. Our research and development group consists of 40 individuals with research, engineering, medical and regulatory affairs experience. Our research and development expenses, including regulatory and clinical study expenses, were approximately $11.7 million in 2005, $12.7 million in 2004 and $9.1 million in 2003.

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

The principal sources of this competition are as follows:

Competition in Creating the Corneal Flap

•	Microkeratome companies. Principal microkeratome manufacturers and suppliers with whom we compete include Bausch & Lomb, with approximately 40% of the U.S. microkeratome and blade market, Moria/Microtech, the second largest supplier of microkeratomes and blades in the U.S. market, Advanced Medical Optics and Nidek. We believe that these microkeratome manufacturers will continue to enhance and further develop microkeratomes to improve performance and accuracy to compete with our laser. Microkeratomes are less expensive than our laser, although surgeons typically need to purchase more than one microkeratome because the machine must be serviced at the manufacturer’s location. In addition, our competitors may offer microkeratome systems at a lower price, may price their microkeratome systems as part of a bundle of products or services, including the excimer laser used in the second step of LASIK surgery, or may enhance or further develop products to improve performance and accuracy of their existing product to compete against us. Some of these competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have.

•	Competing femtosecond lasers. We may also in the future compete with manufacturers of other femtosecond lasers to create the corneal flap. Several manufacturers have announced their intention to launch new femtosecond lasers that would compete directly with our products. These include Wavelight Technologies, Zeimer Ophthalmic Systems and 20/10 Perfect Vision. Successful introduction of competing products by these or other manufacturers could reduce demand for our products, particularly if the competing products were perceived to offer superior capabilities or were marketed at a lower price. However, even if these potential competitors are able to fully commercialize their products, they may not be able to successfully compete against our product offering.

•	Other competing technologies. Since our product offering is used in the first step of LASIK surgery, we also compete with other vision disorder treatments that compete with LASIK, such as eyeglasses, contact lenses and other surgical products and techniques. Such techniques include PRK and similar so-called “surface” procedures, where no corneal flap is created prior to refractive treatment with the excimer laser. Surface procedures represent a small but growing portion of the laser vision correction market. Other techniques include intra-ocular lenses and epithelial flaps, also known as Epi-LASIK.

New intraocular lenses have been developed and recently approved for use in the U.S. for correction of refractive error. These lenses, termed “phakic” intraocular lenses are inserted into the anterior chamber or posterior chamber of the eye with the patient’s crystalline lens left in place. They are primarily used for correction of high refractive errors when corneal surgical procedures are contraindicated. However, if used in patients that would otherwise be candidates for LASIK, they could impact our market.

Presbyopic intraocular lenses (accommodative lenses and multifocal lenses) have also been developed for correction of distance and near vision after cataract surgery. Although not approved for this use in the U.S., some surgeons are using these lenses to correct refractive error in patients that do not have a cataract. This procedure is known as “refractive lens exchange” and involves removal of the patient’s clear crystalline lens and implantation of the presbyopic intraocular lens. Patients with a refractive correction that do not have a cataract would normally fall within our market segment. If the use of refractive lens exchange increases in popularity, this could impact our market.

Corneal based refractive procedures which begin with removal of the epithelial layer of the corneal include PRK, LASEK and epi-LASIK. An increase in any of these three procedures could impact the volume of the LASIK market. If any of these alternative treatments result in decreased demand for LASIK surgery, this would decrease demand for our product offering.

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

We received 510(k) clearance in December 1999 to market our IntraLase® FS laser and our disposable patient interface in the United States. In addition, we have received 510(k) clearances for the creation of channels for intracorneal ring segments for lamellar keratoplasty and for penetrating keratoplasty, all of which are used in therapeutic corneal procedures. As we develop new products and applications or make significant modifications to our existing product offering, we will need to obtain the regulatory approvals necessary to market such products for vision correction and other medical procedures in our target markets.

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

International

Sales of our laser-based product offering outside the United States are subject to the regulatory requirements of the foreign country or, if applicable, the harmonized standards of the European Union. These regulatory requirements vary widely among countries and may include technical approvals, such as electrical safety, as well as demonstration of clinical efficacy. In Europe, the 25 member countries of the European Union have promulgated rules that require medical products to receive the certifications necessary to affix the CE Mark to the device. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO standards for quality assurance and manufacturing processes is one of the CE Mark requirements. We are licensed to apply the CE Mark to our product offering in accordance with the European Medical Device Directives, which permits us to commercially distribute our lasers throughout the European Union and to perform flap procedures and corneal transplant procedures using our product offering. We rely on foreign regulatory approvals and export certifications from the FDA to comply with certain regulatory requirements in several foreign jurisdictions, such as Australia, Canada, Korea, Taiwan and countries in Western Europe. We intend to meet applicable foreign country regulatory requirements for our product offering.

Other Regulatory Requirements

We also are subject to extensive and frequently changing regulations under many other laws administered by U.S. and foreign governmental agencies on the national, state and local levels, including requirements regarding occupational health and safety and the use, handling and disposing of toxic or hazardous substances.

Product Liability Insurance

We maintain product liability insurance with respect to our product offering with a general coverage limit of $10.0 million in the aggregate.

Employees

As of December 31, 2005, we had 267 full-time employees, approximately two thirds of whom are located in our facilities in Irvine, California, and with worldwide-based sales, field service and clinical applications personnel located primarily outside of California. We have 33 sales and marketing employees; 40 research, development and engineering employees; 91 operations, regulatory and quality assurance employees: 69 technical services, field services and clinical applications employees and 34 general and administrative employees. None of our employees is represented by a collective bargaining agreement and we have not experienced any work stoppage. We believe that we have good relations with our employees.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers and directors as of December 31, 2005:

Name	Age	Position
Robert J. Palmisano	61	President and Chief Executive Officer, Director
Shelley B. Thunen	53	Executive Vice President and Chief Financial Officer
P. Bernard Haffey	43	Executive Vice President and Chief Commercial Officer
Charline Gauthier, O.D., Ph.D.	43	Executive Vice President and Chief Operating Officer
James Lightman	48	Senior Vice President and General Counsel
Kevin Harley	46	Vice President, Human Resources
Tibor Juhasz, Ph.D.	47	Vice President and Chief Technical Officer
Eric Weinberg	45	Vice President, Marketing and Professional Affairs

Robert J. Palmisano. Mr. Palmisano joined us as our President, Chief Executive Officer and a director in April 2003. From April 2001 to April 2003, Mr. Palmisano was the President, Chief Executive Officer and a director of MacroChem Corporation, a development stage pharmaceutical corporation. From April 1997 to January 2001 Mr. Palmisano served as President and Chief Executive Officer and a director of Summit Autonomous, Inc., a global medical products company that was acquired by Alcon, Inc. in October 2000. Prior to 1997, Mr. Palmisano held various executive positions with Bausch & Lomb Incorporated, a global eye care company. Mr. Palmisano earned his B.A. in Political Science from Providence College. Since March 2005, Mr. Palmisano has served as a member of the Board of Directors of Osteotech, Inc. Since May 2002, Mr. Palmisano has served as a member of the Board of Directors of Songbird Hearing, Inc.

Shelley B. Thunen. Ms. Thunen joined us as our Chief Financial Officer in May 2001. Ms. Thunen was promoted to Executive Vice President and Chief Financial Officer in October 2004. From January 2000 to January 2001, she was the Executive Vice President, Chief Financial Officer and Corporate Secretary of Versifi, Inc., which designs, develops and markets Java internet infrastructure software. Versifi was acquired by Reef SA/NV in December 2000. From August 1992 to January 2000, Ms. Thunen was the Chief Financial Officer, Vice President of Operations and Corporate Secretary of VitalCom, Inc., a leading manufacturer of computer networks for cardiac monitoring systems. VitalCom was acquired by General Electric Corp. in 2001. Ms. Thunen earned her M.B.A. and her B.A. in Economics from the University of California, Irvine.

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

Charline Gauthier, O.D., Ph.D. Dr. Gauthier joined us as our Vice President, Research, Development and Corporate Affairs in July 2003. Ms. Gauthier was promoted to Executive Vice President and Chief Operating Officer in October 2004. After Summit Autonomous Inc. was acquired by Alcon, Inc. in October 2000, Dr. Gauthier was hired by Alcon, Inc. and from October 2000 to December 2001 served as its Vice President and General Manager of the Orlando Technology Center and was responsible for medical lasers and accessories for eye surgery. From April 2000 to October 2000, she was the Executive Vice President and Chief Operations Officer of Summit Autonomous, Inc. From October 1998 to April 2000, Dr. Gauthier was the Chief Operating Officer of Autonomous Technologies Corporation or ATC. ATC was acquired by Summit Autonomous in April 2000. Dr. Gauthier earned her M.B.A. from Crummer Graduate School of Business, Rollins College, her Ph.D. from the University of New South Wales in Sydney, Australia and her Doctor of Optometry, from the University of Waterloo, Canada.

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

Kevin Harley. Mr. Harley has served as our Vice President, Human Resources since August 2004. From July 2001 to August 2004, Mr. Harley served as Vice President of Employee Relations for Edwards Lifesciences Corporation, a cardiology company. From April 2000 to July 2001, Mr. Harley served as Vice President of Human Resources for Edwards. From December 1999 to April 2000, Mr. Harley served as Vice President of Human Resources for Baxter Healthcare Corporation (Cardiovascular Group), the principal U.S. operating subsidiary of Baxter International Inc., a global medical products and services company. From May 1994 to December 1999, Mr. Harley served as Director of Human Resources for Baxter and, prior to May 1994, Mr. Harley held various other positions with Baxter. Mr. Harley earned his B.A. from the University of Buffalo in Psychology and his M.B.A. in Human Resources from National University.

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

Item 1A— Risk Factors

Risks Related to our Industry

Our success depends upon the continued acceptance of LASIK surgery.

Our business depends upon continued market acceptance of LASIK surgery by both surgeons and patients in the United States and international markets. LASIK surgery has only been approved since 1995 and commercially available since 1996 and, to date, has penetrated approximately 8% of the eligible U.S. population. We believe that if market acceptance of LASIK surgery declines, demand for our product offering by LASIK surgery practices and potential patients will decline, resulting in a decrease in our revenues.

Some consumers may choose not to undergo LASIK surgery due to concerns with the safety and efficacy of an elective surgery in general or the LASIK procedure in particular, due to concerns about price or due to their belief that improved technology or alternative methods of treatment will be available in the near future. LASIK surgery itself can result in potential complications and side effects, such as post-operative discomfort, unintended over- or under-corrections, disorders in corneal healing, undesirable visual sensations caused by bright lights such as glare or halos and dry eye.

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

In the three months ended December 31, 2005, we believe we captured approximately 25% of the U.S. market for creating the corneal flap. We believe that LASIK surgeons may not continue to adopt our product offering unless they determine, based on experience, clinical data and studies and published journal articles, including peer review articles, that our product offering provides significant benefits or an attractive alternative over the traditional method of creating the corneal flap using the microkeratome. A small number of surgeons have informed us, based on their experiences, of the following issues with our product offering when compared to the traditional microkeratome approach:

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

LASIK surgeons typically receive an average of $394 more per eye when using our product offering instead of the traditional microkeratome. To date, LASIK surgeons have been able to improve the rate at which laser vision correction consultations translate into actual surgery from approximately 65% to 78% when using our product offering instead of the traditional microkeratome, according to an independent survey of our customers conducted in early 2005. This indicates that patients have been willing to pay for LASIK surgery using our product offering despite its higher cost. There can be no assurance that this trend will continue.

We may not be able to compete successfully against our current and future competitors.

To date, we have competed primarily with manufacturers of the microkeratome, the traditional method used to create the corneal flap as the first step in LASIK surgery. Principal manufacturers of the microkeratome include Bausch & Lomb, with approximately 40 percent of the U.S. microkeratome and blade market, Moria/Microtech, the second largest supplier of microkeratomes and blades in the U.S. market, Advanced Medical Optics and Nidek. Microkeratomes are less expensive to manufacture than our laser and our competitors may offer microkeratome systems at a lower price as part of a bundle of products or services, including the excimer laser used in the second step of LASIK surgery. Further, we expect that our competitors will continue to release new or enhanced microkeratome models which may offer improved performance over earlier generation products. Any of these actions could decrease demand for our product offering, which would have a material adverse effect on our business, financial condition and results of operations. Some of these competitors, particularly Bausch & Lomb, have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have.

We may also in the future compete with manufacturers of alternative technologies to create the corneal flap. In addition, several manufacturers have announced their intention to launch new femtosecond lasers that would compete directly with our products. These include Wavelight Technologies, Zeimer Ophthalmic Systems, which has displayed its system, and 20/10 Perfect Vision, which we believe has commercially sold at least one system internationally. Successful introduction of competing products by these or other manufacturers could reduce demand for our products, particularly if the competing products were perceived to offer superior capabilities or were marketed at a lower price. If alternative technologies gain market acceptance, this may also reduce demand for our product offering.

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

Our proprietary IntraLASIK® software contains a feature which requires the laser to periodically be reprogrammed in order to perform additional procedures. We have introduced technology which allows us to do this remotely using secure activation techniques. Approximately 90 percent of IntraLase lasers have been upgraded to new software versions that require either remote electronic activation when the customers order procedures or an IntraLase-generated activation code used by the customers at their sites. Secure activation capabilities allow us to align the number of procedures available on the laser with the number of patient interfaces purchased to prevent reuse. However, if these capabilities prove inadequate, or if other fee avoidance methods are devised which we are unable to detect or counter, or if we are unable to enhance the majority of lasers in our worldwide installed base, this could have a material adverse effect on our business. By way of example, circumstances that could potentially hamper our enforcement efforts include: theft or disclosure of confidential passwords, improper or unauthorized tampering with laser hardware or software, lack of cooperation from international distributors, inability to obtain access to lasers in the field, legal impediments imposed by foreign jurisdictions and/or counterfeit patient interfaces.

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

From time to time, we make field corrections to our laser that are typically made by our field service representatives during scheduled service calls but which may sometimes be made using remote diagnostics. Although these field corrections have not had a financial impact on us to date, any future corrections or recalls, especially any that result in preventing use of our laser or customers returning the laser to us for repair, would have a material adverse effect on us.

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

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from selling our product offering, require us to obtain licenses from third parties, require us to develop non-infringing alternatives and/or subject us to substantial monetary damages and injunctive relief.

Third parties could assert infringement or misappropriation claims against us with respect to our current or future product offerings, whether or not such claims are valid. We cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future product offerings that are found to infringe. If a court determined, or if we independently discovered, that our product offering violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offering to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe. Even if obtaining a license were feasible, it may be costly and time-consuming. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and/or our customers from making, using, selling, offering to sell or importing our product offering, or could enter orders mandating that we undertake certain remedial activities. A court also could order us to pay compensatory damages for such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations. We have been involved in litigation with Escalon Medical Corp. concerning a license agreement with Escalon under which we license certain intellectual property. The litigation arose as a result of Escalon’s attempt to terminate the license agreement based on alleged underpayment of royalties (see Part I, Item 3, Legal Proceedings). We believe that Escalon will persist in its attempts to terminate the license agreement, and intend to defend against such efforts vigorously. Termination of the Escalon license agreement could have a material adverse effect on our business, financial condition and results of operations.

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

We are growing rapidly. In 2005 we sold or leased 156 lasers and sold approximately 338,000 per procedures fees inclusive of a disposable patient interface. In 2004 we sold or leased 111 lasers and sold approximately 192,000 per procedure fees inclusive of a disposable patient interface; and in 2003, we sold or leased 67 lasers and sold approximately 84,000 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

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

Our international sales commenced in 2003 and represented 42% of our total revenues 2005 and 29% of our total revenues in 2004. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe, South America and the Middle East.

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

We have a single product offering used primarily in LASIK surgery. As a result, our success is tied to the success of this product offering since we are not currently able to derive revenues from alternate product offerings. If for any reason we are unable to continue to manufacture or sell our product offering or if production of our product offering were interrupted or could not continue in a cost-effective or timely manner, whether due to regulatory sanctions, manufacturing constraints, product defects or recalls, obsolescence of our technology, increased competition, intellectual property concerns or otherwise, our business would be materially harmed.

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

Although we were profitable in 2005, we have incurred significant operating losses in each previous full year since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004 and $12.0 million in 2003. As of December 31, 2005, we had an accumulated deficit of approximately $53.9 million. In order to maintain profitability, we will need to continue to increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our IntraLase® FS laser. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

Changes to our accounting for stock options will adversely affect our earnings and may adversely affect stock price.

We currently are not required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, in December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004) that will require us to expense the fair value of stock options granted. If we were to change our accounting policy in accordance with the existing SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, our income from operations would have decreased by approximately $8.3 million in 2005 and our loss from operations would have increased by approximately $509,000 and $168,000 in 2004 and 2003, respectively. The adoption of SFAS No. 123 (Revised 2004) requires that the estimated fair value from all stock-based compensation transactions be recognized in our financial statements in 2006. We believe the adoption of SFAS No. 123 (Revised 2004) will result in total stock-based compensation of approximately $6.5 million, the majority of which will arise from the implementation of SFAS 123 (Revised 2004), as compared to $2.1 million of stock-based compensation recognized in 2005. However, actual results may vary depending upon 2006 stock option grants and stock compensation programs.

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

Item 1B— Unresolved Staff Comments

Not applicable.

Item 2—Properties

We lease 128,670 square feet of office and manufacturing space for our corporate, research and development and manufacturing headquarters in Irvine, California, under a lease for a period of ten years and four months that began May 1, 2005. We believe the new facility will be adequate to meet our current requirements.

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

On March 1, 2005, the court in the First California Action entered a summary judgment order, ruling on the majority of issues in the case. The court ruled in our favor on some issues and in Escalon’s favor on others. On April 1, 2005 Escalon again attempted to terminate the license agreement. On April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment in the First California Action, in effect adopting its prior summary judgment rulings. This ended the First California Action. Of the approximately $645,000 demanded by Escalon through March 31, 2004, approximately $229,000 was found to be due under the court’s rulings in the First California Action. We have timely paid this amount. We do not believe that the judgment in the First California Action will have a material adverse effect on our business, financial condition and results of operations. The decision in the First California Action, if upheld, represents an increase in royalties payable to Escalon of approximately 0.2% of revenues, and a concomitant 0.2% reduction in gross margins and operating profits. These effects are reflected in our reported financial results for 2005. We have appealed certain aspects of the court’s judgment in the First California Action to the United States Court of Appeals for the Ninth Circuit.

The First California Action did not resolve all of the parties’ disputes, and Escalon continued to contend in written notices to us that our royalty payments were inadequate. On May 9, 2005, we commenced a new lawsuit against Escalon in the United States District Court for the Central District of California to clarify the open issues (the “Second California Action”). One week later, Escalon commenced a new lawsuit against us in the Delaware Chancery Court, alleging, among other things, breach of the license agreement and breach of fiduciary duty (the “Delaware Action”). Escalon moved to dismiss the Second California Action, and we moved to dismiss or stay the later filed Delaware Action.

On January 11, 2006, the Second California action was dismissed without prejudice. In its decision, the court explained that it was exercising its discretion to abstain from hearing the case because of the pending Ninth Circuit appeal, as well as the similar issues presented in the Delaware Action. By prior agreement of the parties, this triggered the briefing schedule on our motion to dismiss or stay the Delaware Action, and on January 31, 2006 we filed our opening brief in support of the motion. On February 21, 2006, Escalon filed an amended complaint in the Delaware Action in lieu of responding to our opening brief. On the same day, it sent a new default notice to us, alleging breach of the license agreement (see below).

One of the issues now in dispute is valuation of our accounts receivable for royalty calculation purposes. The court in the First California Action found that creation of an account receivable on our books constituted non-cash “other property” received, but expressly left open the value of such property for royalty calculation purposes. On April 22, 2005, Escalon, purporting to act in its capacity as a Company shareholder, sent us an inspection demand under section 220 of the Delaware corporation law (the “First 220 Demand”), seeking, among other things, detailed records concerning our accounts receivable. We rejected Escalon’s First Section 220 Demand as having an improper purpose under Delaware law. On July 18, 2005, Escalon Holdings, Inc., apparently a wholly-owned subsidiary of Escalon, also purporting to act as a Company shareholder, sent us a new section 220 demand (the “Second 220 Demand”) with language copied verbatim from the First 220 Demand. We rejected the Second 220 Demand on the same basis as the first. Under Delaware law, a shareholder may bring an action to enforce a section 220 demand if its statutory demand upon the corporation has been rejected.

On September 2, 2005, Escalon and Escalon Holdings, Inc. commenced an action against us in the Delaware Chancery Court under section 220 of the Delaware Corporation Law (the “220 Action”). In the 220 Action, Escalon seeks to inspect our records described in the Section 220 Demands. The crux of Escalon’s position appears to be that the amount of royalties which Escalon receives under its contract with us is less than what it believes it would receive if receivables were valued under the contract the same way they are valued on our financial statements, and that therefore we are purportedly overstating the value of receivables on our financial statements to the detriment of shareholders. The question of the proper valuation of receivables under the contract is already the subject of pending litigation between us and Escalon. We do not believe that a disruptive inspection of our proprietary business records would have a bearing on the resolution of this contract dispute. We contend that the 220 Action is an Escalon litigation tactic intended to benefit Escalon in its capacity as a litigant by allowing it to circumvent existing contractual limitations on its inspection rights. We believe this is an improper basis for a demand under section 220 of the Delaware corporation statute, and are defending against the 220 Action vigorously.

On February 21, 2006, we received a written notice from Escalon asserting that we were in default under the license agreement by reason of alleged improper valuation of accounts receivable in our royalty payments as well as our alleged refusal to permit Escalon to audit our books and records (the “Default Notice”). The Default Notice threatened termination of the license agreement if the accounts receivable deductions taken against royalty payments for each of the first three quarters of 2005 were not paid within fifteen days of the date of the letter. The Default Notice also threatened termination if Escalon was not satisfied with respect to the resolution of its audit rights within sixty days of the date of the letter.

On February 24, 2006, the parties agreed to submit their disputes to mediation, in Delaware, under Court of Chancery Rule 174, and to stay all litigation pending the outcome of the mediation. In addition, Escalon has agreed that its Termination Notice is suspended pending the outcome of the mediation and that, should the mediation be unsuccessful, we will be afforded the full fifteen and sixty day response periods set forth in the Notice, which periods would commence one day after the mediation is declared unsuccessful. We have also agreed that the time period for responding to Escalon’s amended complaint in the Delaware Action will be tolled on the same basis.

If we are unable to successfully mediate our disputes, we believe Escalon will persist in attempting to terminate the license agreement. Termination of the Escalon license agreement could have a material adverse effect on our business, financial condition and results of operations.

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

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol “ILSE” since October 7, 2004.

The following table shows the high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

Quarter Ended	High	Low
December 31, 2004 (1)	$23.48	$13.00
March 31, 2005	$23.95	$16.57
June 30, 2005	$19.98	$14.82
September 30, 2005	$21.90	$14.71
December 31, 2005	$19.31	$12.54

(1).	Beginning October 7, 2004, the date of our public offering.

As of February 24, 2006, there were 55 holders of record based on the records of our transfer agent.

We have never paid cash dividends on our common stock. We currently anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future.

(a) Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during 2005. For a listing of our sales of unregistered equity securities during 2004 see our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(b) Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-116016) that was declared effective by the Securities and Exchange Commission on October 6, 2004. On October 13, 2004, 7,295,447 shares of common stock were sold on our behalf and for our account at an initial public offering price of $13.00 per share, for an aggregate net offering price of $88.2 million. In addition, 336,314 shares of our common stock were sold for the account of the Regents of the University of Michigan and the Wolverine Venture Fund for an aggregate net offering price of $4.07 million. The managing underwriters for the offering were Banc of America Securities LLC, Wachovia Capital Markets LLC, First Albany Capital Inc. and ThinkEquity Partners LLC. The amounts sold on October 13, 2004 included the exercise of the underwriters’ over-allotment option. The offering did not terminate until the sale of all the registered securities set forth above to the underwriters. As of December 31, 2005, all of the remaining net proceeds from this offering were invested in short-term, high-grade interest-bearing marketable securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.

(c) Issuer Purchases of Equity Securities

We did not purchase company shares during any of the three months ended December 31, 2005.

Securities Authorized For Issuance under Equity Compensation Plans

Our stockholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of December 31, 2005, for all of our stock option and stock purchase plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1) (3)
Equity compensation plans approved by stockholders	5,504,615	$7.73	2,871,496
Employee stock purchase plan approved by stockholders	—		617,910
Not approved by stockholders	—	—	—

Total	5,504,615		$3,489,406

Item 6—Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2005 were derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results to be expected for any future periods and should be read in conjunction with the audited consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues:
Product revenues	$94,433	$59,968	$25,429	$18,002	$1,326
Research contracts	—	—	—	100	445

Total revenues	94,433	59,968	25,429	18,102	1,771
Costs of goods sold	44,237	34,491	17,070	13,307	1,716

Gross margin	50,196	25,477	8,359	4,795	55

Operating expenses:
Research and development	11,653	12,719	9,117	9,011	9,894
Selling, general and administrative	31,612	23,352	11,212	7,971	6,239

Total operating expenses	43,265	36,071	20,329	16,982	16,133

Income (loss) from operations	6,931	(10,594)	(11,970)	(12,187)	(16,079)
Interest and other income, net	2,934	427	69	299	346

Income (loss) before provision for income taxes	9,865	(10,167)	(11,901)	(11,888)	(15,733)
Provision for income taxes	341	30	23	24	1

Net income (loss)	9,524	(10,197)	(11,924)	(11,912)	(15,734)
Accretion of preferred stock		(45)	(60)	(57)	(40)

Net income (loss) applicable to common stockholders	$9,524	$(10,242)	$(11,984)	$(11,969)	$(15,774)

Net income (loss) per share applicable to common stockholders—basic (1)	$0.35	$(1.28)	$(5.66)	$(6.82)	$(11.17)
Net income (loss) per share applicable to common stockholders—diluted(1)	$0.31	$(1.28)	$(5.66)	$(6.82)	$(11.17)
Weighted average shares outstanding—basic (1)	27,405,499	8,008,494	2,118,898	1,755,873	1,412,412
Weighted average shares outstanding—diluted(1)	31,136,538	8,008,494	2,118,898	1,755,873	1,412,412

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$90,199	$92,014	$11,893	$26,008	$9,203
Working capital	59,926	95,022	14,791	29,722	11,581
Total assets	139,628	118,212	29,957	37,301	19,005
Long-term debt, less current portion	—	—	448	192	498
Redeemable convertible preferred stock	—	—	73,261	73,201	43,268
Total stockholders’ equity (deficit)	117,973	102,294	(52,011)	(40,371)	(28,842)

(1)	Please see note 1 of the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the determination of the number of shares used in computing per share data.

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

Overview

Background

We are a medical device company focused on the design, development and marketing of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is used primarily to create the corneal flap in the first step of LASIK surgery. IntraLase lasers are also used in surgical approaches to the treatment of diseased corneas, and we continue to explore other potential ophthalmic applications. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our IntraLase® FS laser, our IntraLASIK® software and our disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003. In the three months ended December 31, 2005, we captured approximately 25% of the U.S. market for LASIK corneal flap creation.

Our quarterly laser sales or leases, cumulative lasers installed and approximate per-procedure patient interface units in 2005, 2004 and 2003 were as follows:

	2005				2004				2003
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Laser Sales/Leases Per Quarter	44	34	39	39	37	27	30	17	26	14	22	5

Cumulative Lasers Installed (1)	371	327	293	254	217	180	153	123	106	80	66	44

Total Per-procedure Fees, Inclusive of Disposable Patient Interface, Sold	95,000	83,000	85,284	75,188	52,418	49,927	48,422	41,094	27,372	22,164	19,208	15,486

(1)	Installed base does not represent cumulative sales since an existing customer bought two new lasers in the first quarter of 2005 to retire original purchases.

We were profitable in 2005 with net income of $9.5 million. We incurred net losses applicable to common stockholders of approximately $10.2 million in 2004 and $12.0 million in 2003. As of December 31, 2005, we had an accumulated deficit of approximately $53.9 million.

Revenues

We generate revenues primarily from the sale or lease of our IntraLase® FS laser and the sale of our per procedure fees inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Units	Revenue	Units	Revenue	Units	Revenue
IntraLase® FS laser	156	$46,812,834	111	$33,237,551	67	$14,777,010
Per procedure fees inclusive of a disposable patient interface	338,000	39,908,016	191,861	22,256,211	84,230	9,115,731
Product maintenance	—	7,711,985	—	4,474,512	—	1,536,723

Total revenues		$94,432,835		$59,968,274		$25,429,464

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

Terms of Sale and Revenue Recognition

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating or sales-type leases. Leases have terms of up to four years, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or on terms, typically net 30 days from acceptance, to fiscally sound third party financing companies, institutions or well established corporate customers, or under sales-type leases over the term of the agreement. No customer accounted for more than 10% of revenue in 2005, 2004 or 2003.

In 2005, approximately 67% of our new domestic laser unit placements were sales or sales-type leases, representing 93% of our total domestic laser revenues, and approximately 33% were operating leases, representing 7% of our total domestic laser revenues. In comparison, in 2004, 85% of our new domestic laser unit placements were sales, representing 96% of our total domestic laser revenues, and 15% were operating leases, representing 4% of our total domestic laser revenues.

Outside the United States, we primarily sell to our international distributors and, in selected countries, directly to LASIK surgery practices. Historically, payment terms have been cash in advance or irrevocable letters of credit; however, in the second quarter of 2005 we began selling to selected and qualified distributors on credit terms.

•	Revenue recognition. For the lasers we sell directly, we recognize revenue when the equipment has been delivered, installed and accepted at the customer location. Revenues from our leased lasers are classified as either operating leases or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Revenues from lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer. Under sales-type lease agreements, laser revenues are recognized based on the net present value of the expected cash flow after installation. For laser sales to a distributor, revenues are recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the second quarter of 2005 that were sold prior to the availability of our 30 kilohertz (kHz) upgrade, the fair value of the upgrade was deferred and revenue was subsequently recognized when the upgrade had been delivered, installed and accepted at the customer location. The 30 kHz upgrade is not required for laser functionality but does increase the speed of the procedure.

Per procedure fee inclusive of a disposable patient interface

•	Terms of sale. Our customers order per procedure fees inclusive of a disposable patient interface directly from us as needed. In the United States, payment is typically due 30 days after shipment and the per procedure fee inclusive of a disposable patient interface is non-refundable. A small percentage of our U.S. customers have agreed to a minimum monthly purchase requirement for per procedure fees. International customers, primarily distributors, have typically paid for their per procedure fees inclusive of a disposable patient interface with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms.

•	Revenue recognition. Revenue from the sale of our per procedure fees inclusive of a disposable patient interface is recognized upon shipment, and when title has passed in accordance with the sales terms. We do not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for their territory sales outside the United States. Where we provide maintenance, maintenance agreements are renewable annually and are required at all times for the continued use of our laser and to receive on-going maintenance and support. When we receive prepaid maintenance funds we amortize the deferred maintenance amounts over the maintenance period.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance period.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of December 31, 2005, we had sold or leased 245 lasers in the United States and we had sold 128 internationally, primarily in the Asia-Pacific region and Europe. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our revenues and gross margin.

Seasonality

Lasers. Sales and leases of our lasers are seasonal. The second and fourth calendar quarters are typically stronger than the first and third calendar quarters. Two of the largest ophthalmology shows for refractive surgeons, the American Society of Cataract and Refractive Surgery, or ASCRS, and the American Academy of Ophthalmology, or AAO, are generally held in the second and fourth quarters, leading prospective customers to delay purchases in the first and third quarters until they have an opportunity to attend the shows, visit with us and attend lectures and symposiums on our product offering. In addition, tax incentives typically help to drive U.S. capital equipment spending higher in the fourth quarter. Sales and leases of our lasers in the third quarter are generally slower as surgeons in the United States and internationally typically take increased vacation time during the summer.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Total revenues	100.0%	100.0%	100.0%
Costs of goods sold	46.8	57.5	67.1

Gross margin	53.2	42.5	32.9
Operating expenses:
Research and development	12.4	21.2	35.9
Selling, general and administrative	33.5	39.0	44.1

Total operating expenses	45.9	60.2	80.0

Income (loss) from operations	7.3	(17.7)	(47.1)
Interest and other income, net	3.1	0.7	0.3

Income (loss) before provision for income taxes	10.4	(17.0)	(46.8)
Provision for income taxes	0.3	0.0	0.1

Net income (loss)	10.1	(17.0)	(46.9)
Accretion of preferred stock	(0.0)	(0.1)	(0.2)

Net income (loss) applicable to common stockholders	10.1%	(17.1)%	(47.1)%

Comparison of the years ended December 31, 2005 and 2004

Revenues

Total revenues increased to $94.4 million in 2005 from $60.0 million in 2004. The increase was attributable to continued market acceptance of our product offering and our accelerated expansion into international markets, primarily in the Asia-Pacific region and Europe. During 2005, we sold or leased 156 lasers and generated $42.8 million in revenues. Additionally, our 30 kHz upgrades resulted in the sale of 145 upgrades and generated $4.0 million in revenues, for total laser revenues of $46.8 million. In comparison, 2004, we sold or leased 111 lasers and generated $33.2 million in revenues. The average selling price per laser sold or leased in 2005 decreased 8% as compared to 2004 primarily because U.S. operating leased units, which generate revenue typically over 39 months, increased to 33% of all U.S. placements in the 2005 as compared to 15% of all U.S. placements in 2004.

In 2005, we sold approximately 338,000 per procedure fees inclusive of a disposable patient interface and generated $39.9 million in revenues. In comparison, during 2004, we sold approximately 192,000 per procedure fees inclusive of a disposable patient interface and generated $22.3 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered 2005 with approximately twice the installed base of lasers as compared to the same period in 2004. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the U.S. also led to an increase in our maintenance revenues to $7.7 million in 2005, as compared to $4.5 million in 2004. We expect our maintenance revenues to continue to increase as the installed base of lasers in the U.S. increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 53% in 2005 from 42% in 2004. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 42% of total revenues in 2005 from 37% of total revenues in 2004. In addition, larger production runs and improvements in our manufacturing processes have contributed to cost savings for our laser and patient interface.

We expect gross margins to continue to improve as the percentage of total revenues derived from per procedure fees inclusive of a disposable patient interface continues to increase. Revenues derived from per procedure fees inclusive of a disposable patient interface in 2006 are expected to increase as a percentage of total revenues.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses decreased by $1.1 million to $11.7 million in 2005 from $12.7 million in 2004. This decrease resulted primarily from one-time expenses incurred in 2004 of $765,000 related to a technology license from the University of Michigan and $306,000 of expenses associated with their related sale of stock in our initial public offering in 2004. In addition, decreased stock based compensation expense of $765,000, decreased clinical study and outside service expense of $112,000 and decreased legal expense of $109,000 offset a $1.0 million increase in personnel costs. The decrease in stock based compensation resulted primarily from lower stock based compensation associated with options granted to non-employees subject to remeasurement (variable plan accounting treatment).

Although we expect research and development expenses to continue to decline as a percentage of our revenues we expect that the dollar amount of our research and development expenses will continue to increase in future years as we continue to develop, enhance and commercialize new and existing products, product enhancements and applications. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology and human resources. Selling, general and administrative expenses increased by $8.3 million to $31.6 million in 2005 from $23.4 million in 2004. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $3.7 million; higher outside services, which primarily include consulting and legal fees, of $2.3 million; higher marketing, advertising, promotion and event costs of $1.6 million; an increase in commissions paid to sales representatives on higher sales totaling $830,000; and an increase in facilities and depreciation expense of $1.3 million; offset by decreased stock based compensation of $1.6 million.

We expect selling, general and administrative expenses, which are primarily driven by sales and marketing expenses, to increase in the future as a result of continued growth in our sales and support infrastructure to support projected growth in revenues. In addition, we expect the increased costs of being a public company to continue in the future.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest earned on investments in cash, cash equivalents and marketable securities offset by interest expense. Interest and other income (expense), net increased by $2.5 million to $2.9 million of income in 2005 from $427,000 in 2004 due to the investment of the proceeds from our initial public offering in the fourth quarter of 2004 and the resulting increase in interest income from the investment.

Provision for income taxes

In 2005, we recorded a 3.5 percent tax provision in the amount of $340,000. Our effective tax rate of 3.5 percent is primarily due to changes in the valuation allowance recorded against certain deferred tax assets primarily related to net operating loss carryforwards.

Stock-Based Compensation

Over the next several years, we will incur non-cash expenses for employee stock-based compensation, decreasing quarterly, for stock-based compensation for stock options determined to have been issued with exercise prices less than estimated fair value. In addition, we expect to incur stock-based compensation expenses, primarily for options granted to non-employees, that may decrease or increase quarterly, depending upon future fluctuations in our stock price. In December 2004, FASB issued SFAS No 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS No. 123R will be effective for us beginning in first quarter of fiscal 2006. Management expects that we will use the modified prospective application method. Under SFAS 123R, unearned deferred stock compensation for non-employees will continue to be periodically remeasured through the vesting date. This periodic remeasurement could have a significant impact on our results of operations. See “—Critical Accounting Policies—Stock-Based Compensation.” Management estimates that stock-based compensation expense in 2006 will be $6.5 million, the majority of which will arise from the adoption of SFAS 123R, as compared to approximately $2.1 million of stock-based compensation expense recognized in 2005. However, actual results may vary depending upon 2006 stock option grants and stock compensation programs.

On December 19, 2005, IntraLase’s Board of Directors approved the accelerated vesting of all unvested and “out-of-the-money” stock options with an exercise price per share of $18.88 or higher. The accelerated vesting caused options previously awarded for the purchase of approximately 505,000 shares of IntraLase common stock, representing approximately 9% of total options outstanding, to vest and become exercisable immediately, subject to continued restrictions on sale. Of the 505,000 options subject to accelerated vesting, approximately 250,000 are held by directors and executive officers. Under APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the acceleration of the vesting of these options did not result in a compensation charge because the exercise prices of the affected options was greater than the closing price of our common stock on December 19, 2005.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in IntraLase’s income statement in future periods upon the adoption of SFAS No. 123R (Share-Based Payment) beginning in January 2006. As a result of this acceleration, we expect to reduce the stock option expense we would otherwise be required to record by approximately $4.6 million, which is included in the pro forma calculation of net income under SFAS No. 123 included in Footnote 1 to the consolidated financial statements. Approximately $1.3 million of the $4.6 million would have related to 2006. The Board of Directors believes the accelerated vesting of these options to be in the best interest of our shareholders and employees.

Comparison of the years ended December 31, 2004 and December 31, 2003

Revenues

Total revenues increased to $60.0 million in 2004 from $25.4 million in 2003. The increase was attributable to continued market acceptance of our product offering and our further expansion into international markets, primarily in the Asia-Pacific region, Europe and the Middle East, with the European increase due primarily to obtaining our CE mark in the first quarter of 2004. During 2004, we sold or leased 111 lasers and generated $33.2 million in revenues. In comparison, during 2003, we sold or leased 67 lasers and generated $14.8 million in revenues. In 2004, 85% of our total new laser sales or leases were sales, representing 96% of our total laser revenues, and 15% were operating leases, representing 4% of our total laser revenues. In comparison, in 2003, the first year in which we began leasing lasers on a direct basis, 52% of our total new unit placements were sales, representing 96% of our total laser revenues, and 48% were operating leases, representing 4% of our total revenues. The average selling price per laser sold or leased in 2004 increased 36 percent as compared to 2003 primarily because we had 19 fewer leases, which generate revenue over 39 months, in 2004 as compared to 2003. The average selling price per laser excludes the deferral of the fair value of the maintenance agreement from laser revenue, which is amortized over the twelve month warranty period as maintenance revenue, and is also effected by the mix of international distributor sales and domestic sales and the mix of laser leases versus laser sales in the U.S.

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

Research and Development

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

The following table presents unaudited quarterly information for each quarter of fiscal years 2005 and 2004. This information has been derived from our unaudited financial statements prepared on the same basis as our financial statements, which, in our opinion, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the unaudited quarterly results when read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical operating results are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended
	Dec. 31 2005	Sep. 30 2005	Jun. 30 2005	Mar. 31 2005	Dec. 31 2004	Sep. 30 2004	Jun. 30 2004	Mar. 31 2004
	(unaudited)
	(in thousands, except unit data)
Statements of Operations Data:
New laser placement units	44	34	39	39	37	27	30	17
Per-procedure patient interface units	95,000	83,000	85,284	75,188	52,418	49,927	48,422	41,094
Total revenues	$27,361	$22,888	$23,003	$21,181	$19,163	$15,493	$15,827	$9,485
Costs of goods sold	12,745	10,526	10,944	10,022	10,835	8,499	9,536	5,621

Gross margin	14,616	12,362	12,059	11,159	8,328	6,994	6,291	3,864
Operating expenses:
Research and development	3,261	2,793	3,083	2,515	3,714	3,772	2,875	2,357
Selling, general and administrative	8,201	7,873	8,290	7,249	8,094	6,361	5,288	3,610

Total operating expenses	11,462	10,666	11,373	9,764	11,808	10,133	8,163	5,967

Income (loss) from operations	3,154	1,696	686	1,395	(3,480)	(3,139)	(1,872)	(2,103)
Interest and other income (expense), net	830	771	664	668	389	(2)	23	17

Income (loss) before provision for income taxes	3,984	2,467	1,350	2,063	(3,091)	(3,141)	(1,849)	(2,086)
Provision for income taxes	155	77	40	67	8	7	7	8

Net income (loss)	$3,829	$2,390	$1,310	$1,996	$(3,099)	$(3,148)	$(1,856)	$(2,094)

Liquidity and Capital Resources

General

We require capital principally for operating our business, working capital and capital expenditures for both the fixed assets used in our business and the revenue-generating assets under our operating leases. Our capital expenditures for fixed assets consist primarily of capitalization of our lasers for use in manufacturing and developing our product offering, and information technology infrastructure and equipment used to support the growth of our business. Additionally, during the 2005 we paid approximately $3.6 million, which is included in our purchases of property, plant and equipment in 2005, and $0.2 of related expenses for leasehold improvements and other expenditures related to our new rental facility in Irvine, California. Our capital expenditures for revenue-generating assets consist of the capitalization of lasers under operating leases. Working capital is required principally to finance accounts receivable and inventory, as well as to enable us to provide long-term financing for customer laser purchases.

Our initial public offering, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in our receipt of net proceeds of $86.1 million from the sale of 7,295,447 shares of common stock, including the sale of 995,447 over-allotment shares. The proceeds were net of expenses of $2.2 million. The net proceeds of the offering were used, in part, for the repayment of our bank debt in the amount of $1.3 million and the payment to the University of Michigan of $765,000. In addition, 22,191,333 shares of redeemable convertible preferred stock converted to 16,797,103 shares of common stock.

We believe that our current cash and cash equivalents, together with our marketable securities and investments and cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash included purchases of investment-grade securities, for which $79.0 million were held at December 31, 2005 with diversification among issuers and maturities ranging from one to 24 months. We maintain our cash and cash equivalents, marketable securities and investments with two major financial institutions in the United States and intend to hold our marketable securities and investments to maturity.

Net cash provided by operating activities increased to $8.2 million in 2005 from a $2.0 million use of cash in 2004. The increase of $10.2 million was primarily due to a $19.7 million increase caused by the improvement to net income in 2005 from a net loss in 2004, an increase in deferred rent and lease incentives of $4.1 million, and an increase in depreciation and amortization of $2.2 million partially offset by a decrease in accounts payable and accrued expenses of $4.5 million, an increase in accounts receivable of $3.5 million, an increase in other assets of $3.1 million, a decrease in stock-based compensation of $2.4 million and an increase in inventories of $1.9 million, as well as changes in other assets and liabilities. The decrease in accounts payable and accrued expenses was primarily due to the timing of payments for purchases of inventory during the fourth quarter of 2005 as compared to the timing of payments for purchases of inventory during the fourth quarter of 2004 and the remaining initial public offering expenses accrued but unpaid at December 31, 2004. However, the increase in cash used for inventory, accounts receivable and other assets, which included $1.8 million of net notes receivable associated with our sales-type leases, was due to our growing revenue, which resulted in higher balances in accounts receivable and inventory at December 31, 2005 as compared to December 31, 2004. The increase in deferred rent and lease incentives was primarily due to a $3.3 million leasehold improvement allowance from the landlord of our new building.

Net cash used by investing activities decreased to $26.9 million in 2005 as compared to $66.8 in 2004. This decrease of $39.9 million was primarily due to the initial investment of our initial public offering proceeds in marketable securities in 2004 offset partially by an increase in the purchase of property, plant and equipment of $7.9 million in 2005 that included approximately $3.6 million for leasehold improvements and other expenditures related to our new rental facility in Irvine, California paid by us and the $3.3 million leasehold improvement allowance from the landlord of our new building.

Net cash flows provided by financing activities were $3.8 million in 2005 as compared $85.9 million in 2004. The decrease of $82.1 million is primarily due to our initial public offering of common stock occurring in 2004. This decrease was offset by increases in net proceeds from the issuance of stock options under employee stock plans and the employee stock purchase plan of $2.5 million in aggregate; the decrease net payment on long-term debt of $809,000 and notes receivable payments received of $700,000.

Accounts Receivable

Our accounts receivable days sales outstanding were 52 days at December 31, 2005; compared to 46 days at September 30, 2005; 50 days at June 30, 2005; 46 days at March 31, 2005; and 34 days at December 31, 2004. The increase in days sales outstanding during 2005 and at December 31, 2005 was due to our introduction of credit terms for select international distributors in 2005 further described below and the increase in per procedure fees inclusive of a disposable patient interface, which generally have longer credit terms than lasers. Our laser sales in the U.S. are typically on the basis of cash in advance paid directly by our customers or on terms, which are typically net 30, to fiscally sound third party financing companies, institutions or well established corporate customers. Our per procedure fees inclusive of a disposable patient interface are typically sold for terms net 30 days from shipment. International customers, primarily distributors, have typically paid with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms.

We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.9% and 2.1% at December 31, 2005 and December 31, 2004, respectively.

As we further extend terms to additional international distributors or increase their credit lines and per procedure fees inclusive of a disposable patient interface increase as a percentage of revenues, we expect days sales outstanding to increase. Our per procedure fees inclusive of a disposable patient interface generally have payment terms of a longer duration on these revenues than we do on our laser sales. However, our expectation is that days sales outstanding will remain in the range of 50 to 60 days in the short-term. As extensions of international credit and per procedure fees inclusive of a disposable patient interface revenues increase, we will be exposed to an increased risk of not receiving payment on time for a portion of our sales. In addition, as the percentage of our revenues with longer credit terms increase, we will use more capital resources to fund the increase in accounts receivable outstanding.

Debt

On August 4, 2005, we established a new revolving line of credit, which allows for maximum borrowing of $10.0 million, with a $1.5 million sub-limit to secure cash management services and a $1.0 million sub-limit to secure letters of credit. The line of credit has a variable rate of interest equal to the bank’s prime rate (7.25% at December 31, 2005) and matures August 3, 2006. The line of credit did not have an outstanding balance at December 31, 2005, and contains covenants for minimum quick ratio and profitability with which we were in compliance with at December 31, 2005.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Operating leases (1)	17,704	1,490	3,170	3,471	9,573
Royalty payments (2)	688	124	237	218	109
Letter of credit	50	50
Employment agreement with Robert Palmisano, President and CEO (3)	148	148

Total	$18,590	$1,812	$3,407	$3,689	$9,682

(1)	On January 31, 2005 we entered into a lease agreement for a larger facility in Irvine, California with approximately 128,670 square feet and completed the move during the third quarter of 2005. The lease is for a period of ten years and four months beginning May 1, 2005.
(2)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.
(3)	Expires in April of 2006. In February of 2006 we entered into a new agreement with Mr. Palmisano that will take effect when his current employment contract expires and is on substantially the same terms as the 2003 contract.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the uncertainty of the timing and amount of our future earnings, if any. Accordingly, based upon available evidence and the criteria set forth in SFAS 109, Accounting for Income Taxes, we have established full deferred tax asset valuation allowances as of December 31, 2005 and December 31, 2004 to reflect these uncertainties. Management will continue to assess the available evidence related to the realization of deferred tax assets and at such time we determine that it is more likely than not that deferred taxes will be realized, a tax benefit will be realized and the valuation allowance will be released.

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $55.0 million and $39.7 million, respectively, and research and development credit carryforwards of $1.6 million and $2.2 million, respectively, which will expire on various dates beginning in 2007 through 2025.

Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss and credit carryforwards may be limited if in the future we experience cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes would impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.9% and 2.1% at December 31, 2005 and December 31, 2004, respectively. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $1.0 million or 1.1% of total revenues in 2005 as compared to $433,000 or 0.7% of total revenues in 2005. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

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

We recorded stock-based compensation expense of $2.1 million in 2005. From inception through December 31, 2005, we recorded amortization of deferred stock compensation of $8.5 million. At December 31, 2005, we had a total of $2.2 million remaining to be amortized over the vesting period of the stock options, of which $988,000 is subject to periodic remeasurement.

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

We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share Based Payment, which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the estimated fair value resulting from all share-based payment transactions be recognized in the financial statements. If we had estimated the fair value of the options or restricted stock on the date of grant in our financial statements, and then amortized this estimated fair value over the vesting period of the options or restricted stock, our net income (loss) would have been adversely affected. See Note 1 to our financial statements contained elsewhere within this Form 10-K for a discussion of how our net income (loss) would have been adversely affected.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2005 and December 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-

based method. SFAS No. 123R will be effective for us beginning in our first quarter of fiscal 2006. Management expects that we will use the modified prospective application method. Under SFAS 123R, unearned deferred stock compensation for non-employees will continue to be periodically remeasured through the vesting date. This periodic remeasurement could have a significant impact on our results of operations. We believe that the adoption of SFAS 123R will result in stock-based compensation in 2006 of approximately $6.5 million, the majority of which will arise from the adoption of SFAS 123R, as compared to approximately $2.1 million of stock-based compensation recognized in 2005. However, actual results may vary depending upon 2006 stock option grants and stock compensation programs.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APR Opinion No. 120, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. We have evaluated the impact of SFAS No. 154 and do not expect the adoption of this Statement to have a significant impact on our financial statements. We will apply SFAS No. 154 in future periods, when applicable.

During 2005 the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations, which addresses certain aspects of SFAS No. 143, Accounting for Asset Retirement Obligations. FAS Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FAS Interpretation 47 had no impact on our financial statements.

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

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of December 31, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year. Deloitte & Touche LLP has issued an attestation report (see below) on management’s assessment of our internal control over financial reporting.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

    IntraLase Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that IntraLase Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of IntraLase Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2005 of IntraLase Corp. and subsidiaries and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2006

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2005. See Part I, Item 1 – “Executive Officers of the Registrant” for information regarding the executive officers of IntraLase Corp. or its operating subsidiary.

Item 11—Executive Compensation

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2005.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2005.

Item 13—Certain Relationships and Related Transactions

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2005.

Item 14—Principal Accounting Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2005 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2005.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1.

(3) Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit No.	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on September 13, 2004).

4.2	Fourth Amended and Restated Registration Rights Agreement, dated May 17, 2002, among IntraLase Corp. and certain of its stockholders (incorporated by reference to Exhibit 4.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

4.3	Warrant to Purchase 31,300 Shares of Series E Preferred Stock issued on July 12, 2001 to Silicon Valley Bank (incorporated by reference to Exhibit 4.3 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

4.4	Warrant to Purchase 16,500 shares of Series G Preferred Stock issued on December 12, 2002 to Silicon Valley Bank (incorporated by reference to Exhibit 4.4 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.1	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.2	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.3	2000 Executive Option Plan (incorporated by reference to Exhibit 10.3 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.4	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.5	Form of Stock Option Agreement under Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.6	Form of Stock Option Agreement under 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.7	Form of Stock Option Agreement under 2000 Executive Option Plan (incorporated by reference to Exhibit 10.7 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.8	Form of Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.9	Form of Restricted Stock Purchase Agreement entered into on September 2000 and March 2002 between IntraLase Corp. and certain of its officers (incorporated by reference to Exhibit 10.9 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.10	Form of Amendment to the Restricted Stock Purchase Agreement entered into on September 2000 and March 2002 between IntraLase Corp. and certain of its officers (incorporated by reference to Exhibit 10.10 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.11	Patent License Agreement, dated December 31, 2001, between Agere Systems Guardian Corporation and IntraLase Corp. (incorporated by reference to Exhibit 10.11 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.12	License Agreement Michigan File 939 Technology, dated December 16, 1997, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.12 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.13	License Agreement Michigan File 1387 Technology, dated August 10, 1998, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.13 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.14	License Agreement Michigan File 1509 Technology, dated August 10, 1998, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.14 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.15	Amendment to License Agreement Michigan File 1509 Technology dated February 17, 2003, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.15 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.16	Amended and Restated License Agreement, dated October 17, 2000, between IntraLase Corp. and Escalon Medical Corp. (incorporated by reference to Exhibit 10.16 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.17	Amendment No. 1 to Amended and Restated License Agreement, dated May 17, 2001, between IntraLase Corp. and Escalon Medical Corp. (incorporated by reference to Exhibit 10.17 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.18	License Agreement, dated March 16, 2000, between Shui Lai and IntraLase Corp. (incorporated by reference to Exhibit 10.18 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.19	Separation and Consulting Agreement, dated February 13, 2003, between IntraLase Corp. and Randy Alexander (incorporated by reference to Exhibit 10.19 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.20	Industrial Lease, dated September 7, 2000, between the Irvine Company and IntraLase Corp. (incorporated by reference to Exhibit 10.20 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.21	2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.22	Form of Indemnification Agreement between IntraLase and each of its officers and directors (incorporated by reference to Exhibit 10.22 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.23	Employment Agreement, dated April 10, 2003, between IntraLase and Robert Palmisano (incorporated by reference to Exhibit 10.23 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).*

10.24	Form of Change in Control Agreement between IntraLase and each of Bernard Haffey, Charline Gauthier, Scott Scholler, Frank Jepson, Kevin Harley, Eric Weinberg, Tibor Juhasz and Ronald Kurtz (incorporated by reference to Exhibit 10.24 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.25	Change in Control Agreement, dated March 3, 2004, between IntraLase and Shelley Thunen (incorporated by reference to Exhibit 10.25 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.26	Change in Control Agreement, dated March 3, 2004, between IntraLase and Robert Palmisano (incorporated by reference to Exhibit 10.26 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.27	The Executive Nonqualified Excess Plan Document (incorporated by reference to Exhibit 10.27 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.28	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.28 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.29	The Executive Nonqualified Excess Plan Trust Agreement (incorporated by reference to Exhibit 10.29 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.30	Amended and Restated License and Settlement Agreement, Michigan Files 939, 1387, 1509 and 1662, dated July 15, 2004, between IntraLase and the Regents of the University of Michigan (incorporated by reference to Exhibit 10.30 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.31	Employment Letter Agreement, dated July 13, 2004, between IntraLase and Franklin T. Jepson (incorporated by reference to Exhibit 10.31 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).*

10.32	Third Amended and Restated Founders’ Agreement dated November 2002, between IntraLase and Ronald M. Kurtz and Jennifer Simpson, and Tibor Juhasz (incorporated by reference to Exhibit 10.32 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.33	Employment Letter Agreement, dated July 14, 2004, between IntraLase and Kevin Harley (incorporated by reference to Exhibit 10.33 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).*

10.34	Employment Letter Agreement, dated May 14, 2003, between IntraLase and Charline Gauthier (incorporated by reference to Exhibit 10.34 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on September 13, 2004).*

10.35	Employment Letter Agreement, dated December 23, 2004, between IntraLase and James Lightman. (incorporated by reference to Exhibit 10.35 to IntraLase’s 2004 Annual Report on Form 10-K (File No. 000-50939) as filed with the Securities and Exchange Commission on March 29, 2005).*

10.36	Change of Control Severance Agreement, dated February 14, 2005, between IntraLase Corp. and James Lightman. (incorporated by reference to Exhibit 10.36 to IntraLase’s 2004 Annual Report on Form 10-K (File No. 000-50939) as filed with the Securities and Exchange Commission on March 29, 2005).*

10.37	Lease, dated January 31, 2005, between 9701 Jeronimo Holdings, LLC and IntraLase Corp. (incorporated by reference to Exhibit 10.37 to IntraLase’s 2004 Annual Report on Form 10-K (File No. 000-50939) as filed with the Securities and Exchange Commission on March 29, 2005).

14.1	Code of Business and Ethical Conduct (incorporated by reference to Exhibit 14.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2006.

IntraLase Corp.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano,
President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned hereby constitutes and appoints Robert J. Palmisano and Shelley B. Thunen, or either of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign any or all amendments to the Form 10-K of IntraLase Corp. for the year ended December 31, 2005 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Director (principal executive officer)	March 3, 2006

/s/ Shelley B. Thunen Shelley B. Thunen	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 3, 2006

/s/ William J. Link, Ph.D. William J. Link, Ph.D.	Director (Chairman of the Board of Directors)	March 3, 2006

/s/ Frank M. Fischer Frank M. Fischer	Director	March 3, 2006

/s/ Jay T. Holmes Jay T. Holmes	Director	March 3, 2006

/s/ Gilbert H. Kliman, M.D. Gilbert H. Kliman, M.D.	Director	March 3, 2006

/s/ Mark Lortz Mark Lortz	Director	March 3, 2006

/s/ Thomas S. Porter Thomas S. Porter	Director	March 3, 2006

IntraLase Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IntraLase Corp.

Irvine, California

We have audited the accompanying consolidated balance sheets of IntraLase Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IntraLase Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2006

INTRALASE CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$11,198,665	$26,014,926
Marketable securities	35,000,000	66,000,000
Accounts receivable—Net of allowance for doubtful accounts of $269,308 (2005) and $151,604 (2004)	13,575,776	7,186,163
Inventories	13,471,961	8,901,684
Prepaid expenses and other current assets	3,190,412	1,868,186

Total current assets	76,436,814	109,970,959

Marketable securities	44,000,000
Property, plant and equipment—Net	12,422,428	4,597,546
Equipment under operating leases—Net of accumulated depreciation of $1,155,270 (2005) and $682,889 (2004)	3,681,099	2,224,785
Other assets	3,087,216	1,418,774

Total	$139,627,557	$118,212,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,830,731	$5,685,565
Accrued expenses	7,805,567	6,030,507
Deferred revenues	3,874,335	3,232,272

Total current liabilities	16,510,633	14,948,344

Deferred rent and lease incentives	3,964,894
Deferred revenues	1,179,466	970,115

Total liabilities	21,654,993	15,918,459
Commitments and Contingencies (Notes 10 and 12)
Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding in 2005 and 2004
Common stock, $0.01 par value—45,000,000 shares authorized; 28,073,627 (2005) and 26,769,185 (2004) shares issued and outstanding	280,736	267,692
Additional paid-in capital	173,941,312	170,567,316
Deferred stock-based compensation	(2,235,113)	(4,302,631)
Receivable from sale of stock to officers and employees	(138,747)	(838,690)
Accumulated deficit	(53,875,624)	(63,400,082)

Total stockholders’ equity	117,972,564	102,293,605

Total	$139,627,557	$118,212,064

See accompanying notes to financial statements.

INTRALASE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Total revenues	$94,432,835	$59,968,274	$25,429,464
Costs of goods sold(1)	44,237,314	34,491,140	17,070,126

Gross margin	50,195,521	25,477,134	8,359,338

Operating expenses:
Research and development(1)	11,652,675	12,718,418	9,117,013
Selling, general and administrative(1)	31,611,517	23,352,288	11,213,055

Total operating expenses	43,264,192	36,070,706	20,330,068

Income (loss) from operations	6,931,329	(10,593,572)	(11,970,730)

Interest and other income, Net
Interest expense	(348,614)	(185,190)	(180,211)
Interest income	3,090,329	575,900	232,858
Other income	191,577	35,960	16,437

Total interest and other income, Net	2,933,292	426,670	69,084

Income (loss) before provision for income taxes	9,864,621	(10,166,902)	(11,901,646)
Provision for income taxes	340,163	30,000	22,660

Net income (loss)	9,524,458	(10,196,902)	(11,924,306)
Accretion of preferred stock		(44,845)	(59,792)

Net income (loss) applicable to common stockholders	$9,524,458	$(10,241,747)	$(11,984,098)

Net income (loss) per share applicable to common stockholders—basic	$0.35	$(1.28)	$(5.66)

Net income (loss) per share applicable to common stockholders—diluted	$0.31	$(1.28)	$(5.66)

Weighted average shares outstanding—basic	27,405,499	8,008,494	2,118,898

Weighted average shares outstanding—diluted	31,136,538	8,008,494	2,118,898

(1) Amounts include stock-based compensation expenses, as follows:

Costs of goods sold	$104,516	$197,614	$8,597
Research and development	702,688	1,467,311	159,583
Selling, general and administrative	1,290,873	2,844,188	138,983

Total stock-based compensation expenses	$2,098,077	$4,509,113	$307,163

See accompanying notes to financial statements

INTRALASE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Receivable from Sale of Stock	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2002	2,207,790	$22,078	$1,941,701	$(305,859)	$(855,043)	$(41,174,237)	$(40,371,360)
Stock option exercises	25,148	251	37,189				37,440
Deferred stock compensation related to stock option grants			378,590	(378,590)
Stock-based compensation				307,163			307,163
Accretion to redemption value						(59,792)	(59,792)
Net loss						(11,924,306)	(11,924,306)

BALANCE—December 31, 2003	2,232,938	22,329	2,357,480	(377,286)	(855,043)	(53,158,335)	(52,010,855)

Stock option exercises	455,705	4,557	675,321				679,878
Deferred stock compensation related to stock option grants			8,434,458	(8,434,458)
Stock-based compensation				4,509,113			4,509,113
Accretion to redemption value						(44,845)	(44,845)
Conversion of preferred shares	16,797,103	167,971	73,137,561				73,305,532
Issuance of common stock, net of issuance costs of $2,150,270	7,295,447	72,954	85,978,730				86,051,684
Repurchase of shares	(12,008)	(119)	(16,234)		16,353
Net loss						(10,196,902)	(10,196,902)

BALANCE—December 31, 2004	26,769,185	267,692	170,567,316	(4,302,631)	(838,690)	(63,400,082)	102,293,605

Stock option exercises	1,172,240	11,722	1,886,953				1,898,675
Deferred stock compensation related to stock option grants			30,559	(30,559)
Stock-based compensation				2,098,077			2,098,077
Cashless exercise of warrant	28,584	286	(286)
Payments for 2004 IPO expenditures			(17,798)				(17,798)
Proceeds from collection of receivable					699,943		699,943
Issuance of common stock under employee stock purchase plan	103,618	1,036	1,233,503				1,234,539
Tax benefit from exercise of stock options			241,065				241,065
Net income						9,524,458	9,524,458

BALANCE—December 31, 2005	28,073,627	$280,736	$173,941,312	$(2,235,113)	$(138,747)	$(53,875,624)	$117,972,564

See accompanying notes to financial statements.

INTRALASE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,524,458	$(10,196,902)	$(11,924,306)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,571,546	2,395,263	1,909,837
Income tax benefit from exercise of stock options	241,065
Loss on disposition of property, plant and equipment	9,514	2,348	23,707
Provision for bad debt expense	136,873	64,884	132,973
Amortization of debt discount		2,755	91,062
Stock-based compensation	2,098,077	4,509,113	307,163
Amortization of technology license	288,912	118,528
Changes in operating assets and liabilities:
Accounts receivable	(6,526,486)	(3,037,759)	(3,727,304)
Grants receivable			100,000
Prepaid expenses and other current assets	(2,972,327)	(1,204,272)	30,049
Inventories	(4,570,277)	(2,634,711)	238,775
Other assets	(307,253)	(5,526)	(23,916)
Accounts payable	(854,834)	2,261,342	2,281,750
Deferred rent	4,088,818
Accrued expenses	1,651,136	3,059,997	105,575
Deferred revenues	851,414	2,696,594	1,505,793

Net cash provided by (used in) operating activities	8,230,636	(1,968,346)	(8,948,842)

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,185,137)	(3,318,629)	(1,834,556)
Proceeds from sale of equipment			9,316
Disposals (purchases) of equipment under operating leases	(2,677,119)	721,739	(3,629,414)
Purchase of technology license		(1,235,000)
Purchase of marketable securities	(75,892,500)	(70,991,998)	(3,488,946)
Proceeds from maturities of marketable securities	62,892,500	7,981,163	2,486,365

Net cash used in investing activities	(26,862,256)	(66,842,725)	(6,457,235)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	1,898,675	679,878	37,440
Net proceeds from issuance of stock under the employee stock purchase plan	1,234,539
Net proceeds from collection of receivable – sale of stock to officers and employees	699,943
Net proceeds from issuance of common stock		86,051,684
Payment for issuance costs associated with 2004 common stock offering	(17,798)
Net proceeds from issuance of long-term debt		898,956	1,074,994
Payments on long-term debt		(1,708,236)	(823,947)

Net cash provided by financing activities	3,815,359	85,922,282	288,487

INTRALASE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Net increase (decrease) in cash and cash equivalents	$(14,816,261)	$17,111,211	$(15,117,590)
Cash and cash equivalents—beginning of year	26,014,926	8,903,715	24,021,305

Cash and cash equivalents—end of year	$11,198,665	$26,014,926	$8,903,715

Supplemental disclosures of cash flow information—cash paid during the year for:
Interest	$348,614	$65,364	$51,576

Income taxes	$504,654	$22,660	$800

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

In 2005, 2004 and 2003 the Company recorded accretion of $0, $44,845 and $59,792, respectively, to the redemption value of redeemable convertible preferred stock.

See accompanying notes to financial statements.

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

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

Concentration of Credit Risks—The Company is subject to concentration of credit risk, primarily from its cash and cash equivalents. At December 31, 2005, the Company managed credit risk through the purchase of investment-grade securities (rated A1/P1 for money market instruments, A or better for debt) with diversification among issues and maturities. The Company primarily maintains its cash and cash equivalents and marketable securities with two major financial institutions in the United States, and maintains small balances in two operational accounts outside the United States.

The Company’s customer base is concentrated in the surgical vision correction market. No single customer represents greater than 10 percent of revenues during the years ended December 31, 2005, 2004 and 2003. The Company is exposed to risks associated with extending credit to its customers, primarily related to the sale of per procedure fees inclusive of disposable patient interfaces. Management believes that credit risks on trade accounts receivable are moderated by the geographical diversity and number of the Company’s customers. The Company performs on going credit evaluations of its customers’ financial condition and to date, credit losses have been within management’s expectations.

Impaired Loans—The Company accounts for its notes receivable related to sales-type lease transactions in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, in accounting for and disclosing all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value. We record the current portion of loans in prepaid expenses and other current assets and the long-term portion in other assets as appropriate. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS 114 was amended by SFAS 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

Inventories—Inventories, consisting principally of raw materials, work-in-process and completed units, are carried at the lower of cost or market. Cost is determined using standard costing, which approximates the first-in, first-out method. The Company establishes a reserve for obsolete inventory based upon forecasted usage. Once established, the reserve is considered a permanent adjustment to the cost of the inventory.

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

Property, Plant and Equipment—The Company’s property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	5 years
Furniture and fixtures	5 years
Computer equipment and software	3 years
Production equipment	2 to 5 years
Research and development equipment	2 to 5 years
Exhibits and displays	2 to 4 years

Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Maintenance and repairs are charged to operations when incurred.

Long-Lived Assets—The Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). At December 31, 2005 and 2004 the Company determined that there were no indications of impairment.

Fair Value of Financial Instruments—SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2005 and 2004, management believes that the carrying amounts of cash, short-term marketable securities, receivables and payables approximate fair value because of the short maturity of these financial instruments. The receivables associated with sales-type leases approximate fair value because the interest rate used to discount the notes to their present value reflects current rates at December 31, 2005.

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

	2005	2004	2003
Balance—January 1	$373,715	$84,967	$269,840
Warranty claims and expenses	(830,914)	(227,202)	(220,635)
Provisions for warranty expense	1,060,253	515,950	35,762

Balance—December 31	$603,054	$373,715	$84,967

Revenue Recognition— In the normal course of business, the Company generates revenue through the sale and rental of lasers, the sale of per procedure fees inclusive of a disposable patient interface and maintenance services. Revenue related to sales of the Company’s products and services is recognized as follows:

Laser revenues: Revenues from the sale or lease of lasers are recognized at the time of sale or at the inception of the lease, as appropriate. For laser sales that require the Company to install the product at the customer location, revenue is recognized when the equipment has been delivered, installed and accepted at the customer location. For laser sales to a distributor whereby installation is the responsibility of the distributor, revenue is recognized when the laser is

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

shipped and title has transferred to the distributor. For laser sales in the second quarter of 2005 that were sold prior to the availability of the Company’s 30 kilohertz upgrade, the fair value of the upgrade was deferred and revenue was subsequently recognized when the upgrade had been delivered, installed and accepted at the customer location. The 30 kilohertz upgrade is not required for laser functionality but does increase the speed of the procedure. The Company does not allow customers, including distributors, to return any products. Some customers finance the purchase or rental of the Company’s lasers over periods up to four years directly from us. See Note 5 to the consolidated financial statements for further discussion of the Company’s long term financing arrangements. These financing agreements are classified as either operating leases or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Under sales-type lease agreements, under which ownership is transferred to the lessee at the end of the lease term, laser revenues are recognized based on the net present value of the contractual lease payments upon installation and customer acceptance. Revenues from lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer.

Per Procedure Fees Inclusive of a Disposable Patient Interface revenues: Per procedure fees inclusive of a disposable patient interface revenue is recognized upon shipment to the customer and when the title has passed in accordance with sales terms. The Company does not allow customers to return product.

Maintenance revenues: Maintenance revenues are derived primarily from maintenance services on the Company’s laser systems sold to customers in the United States. Prepaid maintenance expenses are deferred and recognized on a straight line basis over the term of the contracts, generally 12 months. A substantial portion of the Company’s products are sold with one year of maintenance services for which the Company defers an amount equal to its fair value. To the extent the Company determines revenues associated with a specific maintenance contract are not sufficient to recover the estimated costs to provide such maintenance services, the Company accrues for such excess costs upon identification of the associated embedded loss. To date, these embedded losses have been insignificant.

Revenue Recognition under Bundled Arrangements: The Company sells most of its products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual arrangements typically include the laser and maintenance for which the customer pays a single negotiated price for all elements with separate prices listed in the multiple element customer contracts. Such separate prices may not always be representative of the fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Revenues under bundled arrangements are allocated based upon the residual method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company’s revenue allocation to the deliverables begins by allocating revenues to the maintenance service and 30 kilohertz upgrade, for the short period during which the 30 kilohertz upgrade was not available, and lastly by allocating revenue to the laser. There is reliable third-party and entity-specific evidence of the fair value of the maintenance service and 30 kilohertz upgrade, and the residual method is used to allocate the arrangement consideration to the delivered item (the laser). Fair value evidence for maintenance consists of amounts charged for annual renewals of maintenance agreements by the Company, which are required for the customer to continue using the laser, prices the Company’s third party distributors charge their customers and amounts charged for maintenance by excimer laser manufacturers, for which maintenance may be different than the maintenance on the Company’s lasers. Fair value evidence for the 30 kilohertz upgrade is the average upgrade price received from the Company’s customers for previously installed lasers.

Revenues from product sales are as follows for the year ended December 31:

	2005	2004	2003
Laser revenues	$46,812,834	$33,237,551	$14,777,010
Per procedure disposable patient interface revenues	39,908,016	22,256,211	9,115,731
Maintenance revenues	7,711,985	4,474,512	1,536,723

	$94,432,835	$59,968,274	$25,429,464

Major Customers—The Company’s largest customer accounted for approximately seven percent of total revenues in 2005 and nine percent of total revenues both 2004 and 2003.

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

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

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

Advertising Costs—Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Total advertising and promotional expenses were approximately $299,440, $196,443 and $37,508 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation— The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based awards to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) in annual financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for 2005, 2004 and 2003 below.

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

	2005	2004	2003
Expected life (1)	68 months	60 months	60 months
Risk free rate of return	4.1%	3.3%	2.5%
Volatility (2)	56%	46%	0%
Dividends	none	none	none

(1).	Expected life of six months for employee stock purchase plan in 2004 and 2005
(2).	88 to 89% volatility for grants from June 2004 through September 2004, 0% volatility for grants from January 2004 through May 2004.

On December 19, 2005, IntraLase’s Board of Directors approved the accelerated vesting of all unvested and “out-of-the-money” stock options with an exercise price per share of $18.88 or higher. The accelerated vesting caused options previously awarded for the purchase of approximately 505,000 shares of IntraLase common stock, representing approximately 9% of total options outstanding, to vest and become exercisable immediately, subject to continued restrictions on sale. Of the 505,000 options subject to accelerated vesting, approximately 250,000 are held by directors and executive officers. Under APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the acceleration of the vesting of these options did not result in a compensation charge because the exercise prices of the affected options was greater than the closing price of the Company’s common stock on December 19, 2005.

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards, net income (loss) would have been as follows:

	2005	2004	2003
Net income (loss) applicable to common stockholders as reported	$9,524,458	$(10,241,747)	$(11,984,098)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,746,584	1,803,680	85,450
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,037,768)	(2,312,278)	(253,605)

Pro forma net income (loss) applicable to common stockholders	$1,233,274	$(10,750,345)	$(12,152,253)

Pro forma net income (loss) per share applicable to common stockholders—basic	$0.05	$(1.34)	$(5.74)

Pro forma net income (loss) per share applicable to common stockholders—diluted	$0.04	$(1.34)	$(5.74)

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

Comprehensive Income (Loss) —There was no difference between comprehensive income (loss) and net income (loss) for the years ended December 31, 2005, 2004 and 2003.

Net Income (Loss) Applicable to Common Stockholders—Net loss applicable to common stockholders for 2004 and 2003 has been calculated by adding to the net loss the accretion to the redemption value of redeemable convertible preferred stock.

Net Income (Loss) per Share Applicable to Common Stockholders— Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed giving effect to all common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock, if dilutive.

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss) applicable to common stockholders	$9,524,458	$(10,241,747)	$(11,984,098)

Denominator:
Basic net income (loss) per share – weighted average shares outstanding	27,405,499	8,024,790	2,220,416
Less: weighted-average shares subject to repurchase		(16,296)	(101,518)

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—basic	27,405,499	8,008,494	2,118,898
Effect of dilutive securities:
Weighted average dilutive options outstanding	3,731,039

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—diluted	31,136,538	8,008,494	2,118,898

The following outstanding options to purchase common stock, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net loss per share in 2004 and 2003 as they had an antidilutive effect:

	Year Ended December 31,
	2004	2003
Options to purchase common stock	5,439,795	5,014,893
Redeemable convertible preferred stock		22,191,333
Warrants	39,514	39,514

Included in the calculation of net loss attributable to common stockholders is accretion to redemption value of $44,845 and $59,792 for the years ended December 31, 2004, and 2003, respectively, related to the issuance of the Company’s redeemable convertible preferred stock.

Initial Public Stock Offering—The Company’s initial public offering of its common stock, which was effective under applicable securities laws on October 6, 2004 and closed on October 13, 2004, resulted in the sale of 7,295,447 shares of common stock, net proceeds of $86.1 million and the conversion of all outstanding preferred stock into 16,797,103 shares of common stock.

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

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

The following table summarizes revenues by geographic region:

	Year Ended December 31,
	2005	2004	2003
United States	$54,721,281	$42,832,917	$20,961,892
Asia Pacific	19,624,201	7,641,496	3,942,572
Europe	17,099,226	8,703,180
Other	2,988,127	790,681	525,000

	$94,432,835	$59,968,274	$25,429,464

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

Recent Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company continues to evaluate the application of SFAS No. 123R, management expects the Company will use the modified prospective application method and estimates that such adoption will result in 2006 stock-based compensation of approximately $6.5 million, the majority of which will arise from the adoption of SFAS No. 123R, as compared to approximately $2.1 million of stock-based compensation recognized in 2005. However, actual results may vary depending upon 2006 stock option grants and stock compensation programs.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APR Opinion No. 120, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this Statement to have a significant impact on its financial statements. The Company will apply SFAS No. 154 in future periods, when applicable.

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

During 2005 the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations, which addresses certain aspects of SFAS No. 143, Accounting for Asset Retirement Obligations. FAS Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FAS Interpretation 47 had no impact on the Company’s financial statements.

2. Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities is made up of the following at December 31:

	2005	2004
Cash and money market funds	$11,198,665	$4,074,091
Commercial paper		21,940,835
Agency bonds – short term	35,000,000	66,000,000
Agency bonds – long term	44,000,000

At December 31, 2005, all of the Company’s investments are classified as held-to-maturity and are reported at amortized cost that approximates fair value as the Company has the positive intent and ability to hold these securities to maturity. As of December 31, 2005, the long term agency bonds had maturity dates within 24 months and all other investments had maturities within 12 months. At December 31, 2004, all of the Company’s investments had maturities within 90 days.

3. Inventories

Inventories are as follows at December 31:

	2005	2004
Raw materials	$3,973,984	$3,977,896
Work-in-process	6,275,690	3,303,745
Finished goods	3,222,287	1,620,043

	$13,471,961	$8,901,684

Amounts charged to expense for excess and obsolete inventories were $1.0 million, $433,000 and $383,000 for 2005, 2004 and 2003, respectively.

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

4. Property, Plant and Equipment

Property, plant and equipment are as follows at December 31:

	2005	2004
Leasehold improvements	$6,286,297	$1,001,113
Office equipment	668,376	380,962
Furniture and fixtures	1,052,738	399,903
Computer equipment and software	2,708,394	2,051,270
Production equipment	4,245,346	2,892,519
Research and development equipment	4,475,634	3,495,896
Exhibits and displays	536,494	119,438

	19,973,279	10,341,101
Less accumulated depreciation	(7,550,851)	(5,743,555)

Property and equipment—net	$12,422,428	$4,597,546

5. Equipment Under Lease Arrangements

At December 31, 2005 and December 31, 2004 equipment under operating leases consisted of lasers leased to customers. The operating leases typically have terms up to 48 months and are generally cancelable during the first three to six months, converting to a non-cancelable lease at the end of six months unless the customer provides a written notice of cancellation 30 days prior to the cancellation date. To date only one operating lease has been canceled. The customer typically can purchase the leased equipment at any time during lease term for the difference between the purchase price and the underlying operating lease payments made.

The Company provides long-term financing under sales-type lease arrangements for certain customers. The Company had approximately $1.8 million and $0 of net receivables outstanding at December 31, 2005 and 2004, respectively, under sales-type lease arrangements. Approximately $1.4 million and $0 million of these balances were due to be paid after one year, respectively, with the balance due within one year. The Company includes the portion of receivables and long-term notes due to be paid within one year in prepaid expenses and other current assets and the remaining balance in long term other assets in the accompanying balance sheets. The Company records interest during the sales-type lease term using a market rate of interest.

Future lease payments receivable under non-cancelable operating leases and sales-type leases as of December 31, 2005 are as follows:

Years Ending December 31,	Operating Leases	Sales-Type Leases
2006	$1,890,966	$550,000
2007	1,134,194	550,000
2008	728,125	550,000
2009	60,055	504,168

	$3,813,340	$2,154,168

Less amount representing interest		(310,062)

		$1,844,106

6. Purchase of Technology

On July 15, 2004, the Company entered an agreement to acquire a fully-paid royalty-free irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for aggregate consideration of $2,000,000. Upon closing this agreement on July 15, 2004 the Company recorded a charge of $765,000, which is included within research and development expenses in 2004 related to the settlement of the contract disputes and capitalized $1,235,000, which is included at its amortized value within total long-term assets at December 31, 2005, associated with acquired licenses in accordance with the terms of the agreement.

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

7. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2005	2004
Customer deposits	$602,058	$489,102
Payroll and related accruals	3,716,054	3,156,082
Royalties	1,183,399	891,153
Product warranties	603,054	373,715
Other	1,701,002	1,120,455

	$7,805,567	$6,030,507

8. Redeemable Convertible Preferred Stock

Upon closing the Company’s initial public offering on October 13, 2004, all shares of the outstanding redeemable convertible preferred stock converted into 16,797,103 shares of common stock.

9. Stockholders’ Deficit

Warrants—During 2005 all outstanding warrants were exercised on a cashless basis and as of December 31, 2005 there were no outstanding warrants.

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

Restricted shares are subject to the risk of forfeiture, certain restrictions on transferability and to the Company’s repurchase rights. The restrictions and repurchase options lapse 25%, each year over a four-year vesting period. The Company has a repurchase option, exercisable upon discontinuance of the purchaser’s service with the Company, to repurchase the unvested shares at the original price paid by the purchaser. During 2005, repayments of $699,943 were made by employees. During 2004, unvested shares of 12,008 were repurchased under this provision through reduction in a loan to an employee of $16,353, when the employee’s service with the Company ended. Holders of restricted stock have all rights of a stockholder.

Stock Option Plans—The Company has four stock option plans: (i) the 1997 Stock Option Plan under which nonstatutory or incentive stock options to acquire share of the Company’s stock may be granted to employees and non-employees of the Company, (ii) the 2000 Stock Incentive Plan provides for granting of options which vest over time, (iii) the 2000 Executive Option Plan provides for the granting of options which vest after the earlier of seven years or upon the grantee’s achievement of present goals or milestones (performance-based stock awards) and (iv) the 2004 Stock Incentive Plan for granting nonstatutory or incentive stock options, restricted stock, stock appreciation rights, performance shares and performance units to employees, directors and consultants. The plans permit the issuance of options for the purchase of up to 1,309,213 shares of common stock, 5,772,224 shares of common stock, 721,528 shares of common stock, and 3,607,640 shares of common stock respectively.

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

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

A summary of the Company’s stock option activity follows as of December 31:

	Shares under Option	Weighted- Average Exercise Price	Exercisable at End of Period	Weighted- Average Exercise Price
Outstanding—December 31, 2002	2,934,515	$1.46	816,286	$1.19
Granted (weighted-average fair value of $0.24)	2,182,369	$2.55
Forfeited	(76,843)	$2.05
Exercised	(25,148)	$1.49

Outstanding—December 31, 2003	5,014,893	$1.92	1,605,654	$1.38

Granted (weighted-average fair value of $5.04)	1,318,693	$9.67
Forfeited	(438,086)	$2.04
Exercised	(455,705)	$1.49

Outstanding—December 31, 2004	5,439,795	$3.83	2,418,454	$3.83

Granted (weighted-average fair value of $8.45)	1,526,009	$17.44
Forfeited	(288,949)	$10.46
Exercised	(1,172,240)	$1.62

Outstanding—December 31, 2005	5,504,615	$7.73	3,089,334	$6.35

At December 31, 2005 there were 2,871,496 shares available for future grant under the plans. Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2005 for each exercise price is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/2005	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/2005	Weighted- Average Exercise Price
$0.14 - $1.44	576,351	5.96	$1.22	494,981	$1.20
$1.80 - $2.48	406,441	5.89	$2.07	359,097	$2.05
$2.54	1,961,330	7.32	$2.54	1,262,840	$2.54
$2.87 - $11.91	654,789	8.27	$5.37	261,443	$5.07
$12.73 - $14.85	195,942	8.63	$12.75	87,512	$12.77
$15.40	621,924	9.32	$15.40	0	$0.00
$15.56 - $19.06	643,046	9.46	$17.13	214,869	$18.63
$19.68 - $19.93	116,352	9.02	$19.70	98,852	$19.68
$21.40	229,740	9.12	$21.40	229,740	$21.40
$22.22	98,700	9.11	$22.22	80,000	$22.22

$0.14 - $22.22	5,504,615	7.85	$7.73	3,089,334	$6.35

As disclosed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based awards to employees and SFAS No. 123 in accounting for its stock-based awards to nonemployees. Certain of the Company’s performance-based and certain time-based stock-option awards do not meet the criteria for fixed plan accounting and are accounted for under variable-plan accounting in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF No. 96-18), Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under variable-plan accounting, the market value of the underlying common stock in excess of the stock-option exercise price is charged to income ratably over the period in which management anticipates these awards will vest. The final market value of the performance-based awards is determined at the date the milestones are met. In addition, stock-based compensation for option grants to nonemployees, which related to 402,527 of the options outstanding at December 31, 2005, is recorded by using the Black-Scholes option-pricing model at the measurement date, using the following weighted average assumptions:

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Expected life	120 months	120 months	120 months
Risk-free rate of return	4.05%	3.12%	2.53%
Volatility(1)	56.45%	85.18%	99%
Dividends	none	none	None

(1)	Estimated using a peer company prior to initial public offering of stock in October 2004.

Stock-based compensation related to nonemployees is amortized over the vesting period of the underlying option. Stock-based compensation expense of $2,098,077, $4,509,113 and $307,163 was recognized in 2005, 2004 and 2003, respectively, associated with employee performance-based, employee time-based and nonemployee stock-option awards.

The following summarizes information about restricted common stock issued pursuant to restricted stock purchase agreements:

Number of Shares
Unvested common shares—December 31, 2002	295,252
Shares vested	(193,734)

Unvested common shares—December 31, 2003	101,518
Shares repurchased pursuant to restricted stock purchase agreements	(12,008)
Shares vested	(73,214)

Unvested common shares—December 31, 2004	16,296
Shares vested	(16,296)

Unvested common shares—December 31, 2005	0

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

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

10. Lease Commitments

The Company leases its office space under an operating lease expiring August 31, 2015. Aggregate rent expense for the years ended December 31, 2005, 2004 and 2003 was $1,440,730, $679,391 and $556,134, respectively. The lease is for a period of ten years and four months beginning May 1, 2005 and included landlord incentives that are being amortized to rent expense over the lease term.

Future lease payments under operating leases as of December 31, 2005 are as follows:

Years Ending December 31
2006	$1,489,911
2007	1,549,066
2008	1,620,942
2009	1,696,154
2010	1,774,856
Thereafter	9,572,708

Total	$17,703,637

Under the terms of the Company’s current operating lease, the Company is required to pay property taxes and common area maintenance costs to the lessor.

11. Debt

On August 4, 2005, the Company established a new revolving line of credit, which allows for maximum borrowing of $10.0 million, with a $1.5 million sub-limit to secure cash management services and a $1.0 million sub-limit to secure letters of credit. The line of credit has a variable rate of interest equal to the bank’s prime rate (7.25% at December 31, 2005) and matures August 3, 2006. The line of credit did not have an outstanding balance as of December 31, 2005, and contains covenants for minimum quick ratio and profitability with which the Company was in compliance with at December 31, 2005.

12. Commitments and Contingencies

Licensing Agreements—In connection with various licensing agreements, the Company is obligated to pay license fees and aggregate royalties ranging from a minimum of 2.5% to a maximum of 5.0% of net sales of products incorporating the licensed technology. The Company is also obligated to pay royalties of up to 15% of certain sublicensing revenues in the event the Company sublicenses in the future. The Company generally has the option to cancel these agreements upon 90 days’ written notice. As of December 31, 2005 and 2004, royalties and license fees due under these licensing agreements were $1,183,399 and $891,153, respectively. The Company recorded royalty and license fee expense for the years ended December 31, 2005, 2004 and 2003 of $3,388,601, $2,025,000 and $981,000, respectively, which is included in cost of sales.

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

The Company has entered into three other license agreements for the use of intellectual property in its products. These agreements contain provisions for the payment of license fees and royalty payments. These agreements are generally cancelable at the Company’s sole option upon 90 days’ written notice for one agreement and upon 60 days’ written notice for the other agreement; however, the license cannot be canceled by the licensors except in the event of default. The Company pays license fees, subject to offset against unit royalties in the calendar quarter or year, as applicable, in which the license fees are paid. Minimum license fees were $109,000 in 2005, 2004 and 2003.

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

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

Employment Agreement—In April of 2003, the Company entered into an employment agreement with the Chief Executive Officer of the Company that calls for minimum annual payments at a rate of $450,000 plus reimbursement for certain expenses. The employment agreement has a three year term. In February of 2006 the Company entered into a new employment agreement with the Chief Executive Officer of the Company, scheduled to take effect in April of 2006, upon expiration of the 2003 contract. The new employment agreement is on substantially the same terms as the 2003 contract and provides for minimum annual payments of $472,500 plus reimbursement for certain expenses.

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

On March 1, 2005, the court in the First California Action entered a summary judgment order, ruling on the majority of issues in the case. The court ruled in the Company’s favor on some issues and in Escalon’s favor on others. On April 1, 2005 Escalon again attempted to terminate the license agreement. On April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment in the First California Action, in effect adopting its prior summary judgment rulings. This ended the First California Action. Of the approximately $645,000 demanded by Escalon through March 31, 2004, approximately $229,000 was found to be due under the court’s rulings in the First California Action. The Company has timely paid this amount. The Company does not believe that the judgment in the First California Action will have a material adverse effect on its business, financial condition and results of operations. The decision in the First California Action, if upheld, represents an increase in royalties payable to Escalon of approximately 0.2% of revenues, and a concomitant 0.2% reduction in gross margins and operating profits. These effects are reflected in the Company’s reported financial results for 2005. The Company has appealed certain aspects of the court’s judgment in the First California Action to the United States Court of Appeals for the Ninth Circuit.

The First California Action did not resolve all of the parties’ disputes, and Escalon continued to contend in written notices to the Company that the Company’s royalty payments were inadequate. On May 9, 2005, the Company commenced a new lawsuit against Escalon in the United States District Court for the Central District of California to clarify the open issues (the “Second California Action”). One week later, Escalon commenced a new lawsuit against the Company in the Delaware Chancery Court, alleging, among other things, breach of the license agreement and breach of fiduciary duty (the “Delaware Action”). Escalon moved to dismiss the Second California Action, and the Company moved to dismiss or stay the later filed Delaware Action.

On January 11, 2006, the Second California action was dismissed without prejudice. In its decision, the court explained that it was exercising its discretion to abstain from hearing the case because of the pending Ninth Circuit appeal, as well as the similar issues presented in the Delaware Action. By prior agreement of the parties, this triggered the briefing schedule on the Company’s motion to dismiss or stay the Delaware Action, and on January 31, 2006 the Company filed its opening brief in support of the motion. On February 21, 2006, Escalon filed an amended complaint in the Delaware Action in lieu of responding to the Company’s opening brief. On the same day, it sent a new default notice to the Company, alleging breach of the license agreement (see below).

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

One of the issues now in dispute is valuation of the Company’s accounts receivable for royalty calculation purposes. The court in the First California Action found that creation of an account receivable on the Company’s books constituted non-cash “other property” received, but expressly left open the value of such property for royalty calculation purposes. On April 22, 2005, Escalon, purporting to act in its capacity as a Company shareholder, sent the Company an inspection demand under section 220 of the Delaware corporation law (the “First 220 Demand”), seeking, among other things, detailed records concerning the Company’s accounts receivable. The Company rejected Escalon’s First Section 220 Demand as having an improper purpose under Delaware law. On July 18, 2005, Escalon Holdings, Inc., apparently a wholly-owned subsidiary of Escalon, also purporting to act as a Company shareholder, sent the Company a new section 220 demand (the “Second 220 Demand”) with language copied verbatim from the First 220 Demand. The Company rejected the Second 220 Demand on the same basis as the first. Under Delaware law, a shareholder may bring an action to enforce a section 220 demand if its statutory demand upon the corporation has been rejected.

On September 2, 2005, Escalon and Escalon Holdings, Inc. commenced an action against the Company in the Delaware Chancery Court under section 220 of the Delaware Corporation Law (the “220 Action”). In the 220 Action, Escalon seeks to inspect the Company records described in the Section 220 Demands. The crux of Escalon’s position appears to be that the amount of royalties which Escalon receives under its contract with the Company is less than what it believes it would receive if receivables were valued under the contract the same way they are valued on the Company’s financial statements, and that therefore the Company is purportedly overstating the value of receivables on its financial statements to the detriment of shareholders. The question of the proper valuation of receivables under the contract is already the subject of pending litigation between the Company and Escalon. The Company does not believe that a disruptive inspection of its proprietary business records would have a bearing on the resolution of this contract dispute. The Company contends that the 220 Action is an Escalon litigation tactic intended to benefit Escalon in its capacity as a litigant by allowing it to circumvent existing contractual limitations on its inspection rights. The Company believes this is an improper basis for a demand under section 220 of the Delaware corporation statute, and is defending the 220 Action vigorously.

On February 21, 2006, the Company received a written notice from Escalon asserting that the Company was in default under the license agreement by reason of alleged improper valuation of accounts receivable in the Company’s royalty payments as well as the Company’s alleged refusal to permit Escalon to audit the Company’s books and records (the “Default Notice”). The Default Notice threatened termination of the license agreement if the accounts receivable deductions taken against royalty payments for each of the first three quarters of 2005 were not paid within fifteen days of the date of the letter. The Default Notice also threatened termination if Escalon was not satisfied with respect to the resolution of its audit rights within sixty days of the date of the letter.

On February 24, 2006, the parties agreed to submit their disputes to mediation, in Delaware, under Court of Chancery Rule 174, and to stay all litigation pending the outcome of the mediation. In addition, Escalon has agreed that its Termination Notice is suspended pending the outcome of the mediation and that, should the mediation be unsuccessful, the Company will be afforded the full fifteen and sixty day response periods set forth in the Notice, which periods would commence one day after the mediation is declared unsuccessful. The Company has also agreed that the time period for responding to Escalon’s amended complaint in the Delaware Action will be tolled on the same basis.

If the Company is unable to successfully mediate its disputes, the Company believes Escalon will persist in attempting to terminate the license agreement. Termination of the Escalon license agreement could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On August 23, 2004, the United States Patent and Trademark Office (PTO) granted a request for re-examination with respect to U.S. Patent RE 37,585, one of the four U.S. patents licensed to the Company by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. Re-

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

examination may result in the scope of protection and rights provided by the patent license being lost or narrowed. The irrevocable license the Company acquired and the payment the Company made pursuant to the July 15, 2004 license agreement will not be affected by the granting of re-examination, regardless of the outcome. Although the Company believes that the intellectual property covered by the patent subject to the re-examination is important to its business, if this patent is invalidated there will be no effect on its ability to sell its products. However, invalidation or narrowing of this patent might allow others to market competitive products that would otherwise have infringed the patent.

The Company is also currently involved in other litigation incidental to its business. In the opinion of management, the ultimate resolution of such litigation will not likely have a significant effect on the Company’s financial statements.

13. Income Taxes

A summary of the provision for income taxes for the year ended December 31 is as follows:

	2005	2004	2003
Current:
Federal	$241,064	$—	$—
State	90,161	30,000	22,660
Foreign	8,938

Total Current	340,163	30,000	22,660

Deferred:
Federal	(4,328)	3,149,634	2,949,189
State	641,089	1,237,668	1,013,700
Valuation allowance	(636,761)	(4,387,302)	(3,962,889)

Total Deferred	—	—	—

Total Provision	$340,163	$30,000	$22,660

A reconciliation of income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to loss before provision for income taxes is as follows:

	2005	2004	2003
Income taxes at U.S. statutory rate	34.0%	(34.0)%	(34.0)%
State taxes—net of federal benefit	(2.9)	(8.2)	(5.4)
Research and development credit	(2.0)	(3.9)	(3.7)
Meals and entertainment	1.0	1.1	0.3
Other	0.3
Change in valuation allowance	(27.0)	45.3	43.0

Provision for income taxes	3.4%	0.3%	0.2%

INTRALASE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004 and 2003

The components of the Company’s net deferred income taxes are as follows:

	2005	2004	2003
Current:
State income taxes	$(176,420)	$(148,072)	$(51,413)
Accrued vacation	425,822	303,530	188,416
Inventory reserve	697,686	334,077	337,069
Accrued expenses	109,566	367,111	192,451
Deferred revenue	505,283	415,597
Deferred rent	295,754
Other	1,098,028	684,108	134,630

	2,955,719	1,956,351	801,153

Long-term:
State income taxes	(2,021,012)	(1,844,049)	(1,522,396)
Stock-based compensation		246,111	246,111
Property, plant and equipment	285,698	(15,052)	89,114
Net operating loss	22,225,912	22,322,451	19,996,348
Research and development credits	3,761,713	3,376,156	2,568,159
Other	192,532	721,833	198,011

	24,444,843	24,807,450	21,575,347

Total deferred tax asset	27,400,562	26,763,801	22,376,500
Valuation allowance	(27,400,562)	(26,763,801)	(22,376,500)

	$—	$—	$—

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $55.0 million and $39.7 million, respectively, and research and development credit carryforwards of $1.6 million and $2.2 million, respectively, which will expire on various dates beginning in 2007 through 2025.

Item 15 – Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2003	$141,753	$132,973	$(155,946)	$118,780
Year ended December 31, 2004	$118,780	$64,884	$(32,060)	$151,604
Year ended December 31, 2005	$151,604	$136,873	$(19,169)	$269,308
Deferred tax valuation allowance
Year ended December 31, 2003	$18,413,611	$3,962,889	$—	$22,376,500
Year ended December 31, 2004	$22,376,500	$4,387,301	$—	$26,763,801
Year ended December 31, 2005	$26,763,801	$636,761	$—	$27,400,562