Form 10-Q
period 2006-03-31
INTRALASE CORP
filed 2006-05-09
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer Yes ☐ No ☐	Accelerated filer Yes ☒ No ☐	Non-accelerated filer Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,500,786 shares of common stock, $0.01 par value, outstanding as of May 3, 2006.

INTRALASE CORP.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

IntraLase Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,793,179	$11,198,665
Marketable securities	40,000,000	35,000,000
Accounts receivable—Net of allowance for doubtful accounts of $301,514 (March 31, 2006) and $269,308 (December 31, 2005)	20,430,570	13,575,776
Inventories, Net	13,749,740	13,471,961
Prepaid expenses and other current assets	3,532,553	3,190,412

Total current assets	85,506,042	76,436,814

Marketable securities	42,000,000	44,000,000
Property, plant and equipment—Net	12,929,915	12,422,428
Equipment under operating leases—Net of accumulated depreciation of $1,394,396 (March 31, 2006) and $1,155,270 (December 31, 2005)	3,422,876	3,681,099
Other assets	4,442,078	3,087,216

Total	$148,300,911	$139,627,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,252,611	$4,830,731
Accrued expenses (including $311,298 of deferred rent and lease incentives at March 31, 2006 and December 31, 2005)	7,684,602	7,805,567
Deferred revenues	4,395,187	3,874,335

Total current liabilities	19,332,400	16,510,633

Deferred rent and lease incentives	4,096,467	3,964,894
Deferred revenues	962,726	1,179,466

Total liabilities	24,391,593	21,654,993
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding at March 31, 2006 and December 31, 2005
Common stock, $0.01 par value—45,000,000 shares authorized; 28,416,373 (March 31, 2006) and 28,073,627 (December 31, 2005) shares issued and outstanding	284,164	280,736
Additional paid-in capital	175,403,793	173,941,312
Deferred stock-based compensation	(1,064,224)	(2,235,113)
Receivable from sale of stock to officers and employees	(64,529)	(138,747)
Accumulated deficit	(50,649,886)	(53,875,624)

Total stockholders’ equity	123,909,318	117,972,564

Total	$148,300,911	$139,627,557

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues	$30,063,054	$21,180,973
Costs of goods sold (1)	13,597,186	10,022,236

Gross margin	16,465,868	11,158,737
Operating expenses:
Research and development (1)	3,595,365	2,515,050
Selling, general and administrative (1)	10,484,171	7,248,465

Total operating expenses	14,079,536	9,763,515
Income from operations	2,386,332	1,395,222
Interest and other income (expense), Net
Interest expense	(81,844)	(91,950)
Interest income	995,807	599,329
Other income	18,366	160,518

Interest and other income (expense) , net	932,329	667,897

Income before provision for income taxes	3,318,661	2,063,119
Provision for income taxes	92,923	66,903

Net income	$3,225,738	$1,996,216

Net income per share – basic	$0.11	$0.07

Net income per share – diluted	$0.10	$0.06

Weighted average shares outstanding – basic	28,221,740	26,815,190

Weighted average shares outstanding – diluted	31,059,792	31,126,618

1) Amounts include stock-based compensation expenses, as follows:

Costs of goods sold	$134,940	$34,873
Research and development	499,002	(96,715)
Selling, general and administrative	958,095	3,057

	$1,592,037	$(58,785)

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$3,225,738	$1,996,216
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,047,395	886,884
Provision for bad debt expense	32,206	12,120
Stock-based compensation	1,592,037	(58,785)
Amortization of technology license	88,896	72,228
Changes in operating assets and liabilities:
Accounts receivable	(6,887,000)	(3,514,651)
Prepaid expenses and other current assets	(342,141)	(1,704,884)
Inventories	(277,779)	(227,442)
Other assets	(1,443,758)	64,226
Accounts payable	2,421,880	304,206
Deferred rent and lease incentives	(8,498)
Accrued expenses	19,105	1,155,945
Deferred revenues	304,113	59,669

Net cash used in operating activities	(227,806)	(954,268)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,187,771)	(1,552,350)
Purchase of equipment under operating leases	(108,888)	(642,137)
Purchase of marketable securities	(10,000,000)	(29,000,000)
Proceeds from maturities of marketable securities	7,000,000	13,000,000

Net cash used in investing activities	(4,296,659)	(18,194,487)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	1,044,761	63,697
Net proceeds from collection of receivable - sale of stock to officers and employees	74,218	348,986
Payments for issuance costs associated with 2004 common stock offering		(17,798)

Net cash provided by financing activities	1,118,979	394,885

Net decrease in cash and cash equivalents	$(3,405,486)	$(18,753,870)
Cash and cash equivalents—beginning of year	11,198,665	26,014,926

Cash and cash equivalents—end of period	$7,793,179	$7,261,056

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81,844	$91,950

Cash paid during the period for income taxes	$48,185	$12,210

See accompanying notes to financial statements.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

1.	Basis of Presentation

The information set forth in these financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, is unaudited and includes the accounts of IntraLase Corp. (the “Company”). The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted, in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements.

The information contained in these interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K.

2.	Significant Accounting Policies

Revenue Recognition— In the normal course of business, the Company generates revenue through the sale and rental of lasers, the sale of per procedure fees inclusive of a disposable patient interface and maintenance services. Revenue related to sales of the Company’s products and services is recognized as follows:

Laser revenues: Revenues from the sale or lease of lasers are recognized at the time of sale or at the inception of the lease, as appropriate. For laser sales that require the Company to install the product at the customer location, revenue is recognized when the equipment has been delivered, installed and accepted at the customer location. For laser sales to a distributor whereby installation is the responsibility of the distributor, revenue is recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the first quarter of 2006 that were sold prior to the availability of the Company’s 60 kilohertz upgrade, the fair value of the upgrade was deferred and revenue will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. This is consistent with the deferral of the fair value of the Company’s 30 kilohertz upgrade in the second quarter of 2005, prior to availability. The upgrades are not required for laser functionality but do increase the speed of the procedure. The Company does not allow customers, including distributors, to return any products. Some customers finance the purchase or rental of the Company’s lasers over periods up to four years directly from us. These financing agreements are classified as either operating leases or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Under sales-type lease agreements, under which ownership is transferred to the lessee at the end of the lease term, laser revenues are recognized based on the net present value of the contractual lease payments upon installation and customer acceptance. Revenues from lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

Revenue Recognition under Bundled Arrangements: The Company sells most of its products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual arrangements typically include the laser and maintenance for which the customer pays a single negotiated price for all elements with separate prices listed in the multiple element customer contracts. Such separate prices may not always be representative of the fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Revenues under bundled arrangements are allocated based upon the residual method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company’s revenue allocation to the deliverables begins by allocating revenues to the maintenance service and upgrades, for the short period during which the upgrades were not available, and lastly by allocating revenue to the laser. There is reliable third-party and entity-specific evidence of the fair value of the maintenance service and upgrades, and the residual method is used to allocate the arrangement consideration to the delivered item (the laser). Fair value evidence for maintenance consists of amounts charged for annual renewals of maintenance agreements by the Company, which are required for the customer to continue using the laser, prices the Company’s third party distributors charge their customers and amounts charged for maintenance by excimer laser manufacturers, for which maintenance may be different than the maintenance on the Company’s lasers. Fair value evidence for the upgrades is the average upgrade price received from the Company’s customers for previously installed or ordered upgrades.

Stock-Based Compensation—In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The adoption of SFAS No. 123R is required in fiscal years beginning after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method, which provides for only current and future period stock-based compensation awards to be measured and recognized at fair value. Refer to Footnote 7 – Stock-Based Compensation for additional discussion and disclosure.

Net Income per Share—Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed giving effect to all common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock, if dilutive.

	Three Months Ended March 31,
	2006	2005
Net income	$3,225,738	$1,996,216

Denominator:
Basic net income per share – weighted average shares outstanding	28,221,740	26,817,936
Less: weighted-average shares subject to repurchase		(2,746)

Total weighted-average number of shares used in computing net income per share—basic	28,221,740	26,815,190

Effect of dilutive securities:
Weighted average dilutive options outstanding	2,838,052	4,311,428

Total weighted-average number of shares used in computing net income per share—diluted	31,059,792	31,126,618

Comprehensive Income—There was no difference between comprehensive income and net income for the three months ended March 31, 2006 and 2005.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

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

The following table summarizes revenues by geographic region:

	Three months ended March 31,
	2006	2005
United States	$18,083,759	$12,430,212
Asia Pacific	5,234,916	4,604,254
Europe	5,089,631	3,715,570
Other	1,654,748	430,937

	$30,063,054	$21,180,973

Substantially all of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was effective for the Company beginning in its first quarter of fiscal 2006 and the Company used the modified prospective application method. Refer to Footnote 7 – Stock-Based Compensation for additional discussion and disclosure.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policies are consistent with the accounting required by SFAS No. 151 and, as such, the adoption of this statement had no effect on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 120, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change the new principle must be applied as if it were adopted

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this Statement to have a significant impact on its financial statements. The Company will apply SFAS No. 154 in future periods, when applicable.

3.	Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities are as follows:

	March 31, 2006	December 31, 2005
Cash and money market funds	$7,793,179	$11,198,665
Agency bonds – short-term	$40,000,000	$35,000,000
Agency bonds – long-term	$42,000,000	$44,000,000

At March 31, 2006, all of the Company’s investments are classified as held-to-maturity and are reported at amortized cost that approximates fair value as the Company has the positive intent and ability to hold these securities to maturity. As of March 31, 2006 and December 31, 2005, the long term agency bonds had maturity dates within 24 months and all other investments had maturities within 12 months.

4.	Revenues

Revenues from product sales are as follows:

	Three months ended March 31,
	2006	2005
Laser revenues	$14,623,578	$10,441,562
Per procedure revenues (inclusive of a disposable patient interface)	13,371,393	9,027,950
Maintenance revenues	2,068,083	1,711,461

	$30,063,054	$21,180,973

5.	Inventories

Inventories are as follows:

	March 31, 2006	December 31, 2005
Raw materials	$3,355,371	$3,973,984
Work-in-process	6,978,124	6,275,690
Finished goods	3,416,245	3,222,287

	$13,749,740	$13,471,961

Amounts charged to expense for excess and obsolete inventories were $107,000 and $320,000 for the three months ended March 31, 2006 and 2005, respectively.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

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

Employment Agreement— In April of 2003, the Company entered into an employment agreement with the Chief Executive Officer of the Company that calls for minimum annual payments at a rate of $450,000 plus reimbursement for certain expenses. The employment agreement has a three year term. In February of 2006 the Company entered into a new three-year employment agreement with the Chief Executive Officer of the Company, which took effect in April of 2006, upon expiration of the 2003 contract. The new employment agreement is on substantially the same terms as the 2003 contract and provides for minimum annual payments of $472,500 plus reimbursement for certain expenses.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

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

On February 24, 2006, the parties agreed to submit their disputes to mediation, in Delaware, under Court of Chancery Rule 174, and to stay all litigation pending the outcome of the mediation. In addition, Escalon has agreed that its Termination Notice is suspended pending the outcome of the mediation and that, should the mediation be unsuccessful, the Company will be afforded the full fifteen and sixty day response periods set forth in the Notice, which periods would commence one day after the mediation is declared unsuccessful. Escalon has also agreed that the time period for responding to Escalon’s amended complaint in the Delaware Action will be tolled on the same basis.

If the Company is unable to successfully mediate its disputes, the Company believes Escalon will persist in attempting to terminate the license agreement. Termination of the Escalon license agreement could have a material adverse effect on the Company’s business, financial condition and results of operations.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

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

7.	Stock-Based Compensation

Stock Option Plans—The Company has four stock option plans: (i) the 1997 Stock Option Plan under which nonstatutory or incentive stock options to acquire shares of the Company’s stock may be granted to employees and non-employees of the Company, (ii) the 2000 Stock Incentive Plan provides for granting of options which vest over time, (iii) the 2000 Executive Option Plan provides for the granting of options which vest after the earlier of seven years or upon the grantee’s achievement of present goals or milestones (performance-based stock awards) and (iv) the 2004 Stock Incentive Plan for granting nonstatutory or incentive stock options, restricted stock, stock appreciation rights, performance shares and performance units to employees, directors and consultants. The plans permit the issuance of options for the purchase of up to 1,309,213 shares of common stock, 5,772,224 shares of common stock, 721,528 shares of common stock, and 3,607,640 shares of common stock respectively.

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

At March 31, 2006, there were 2,817,890 available for future grant under plans.

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The adoption of SFAS No. 123R is required in fiscal years beginning after June 15, 2005. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affects the calculated fair value on the grant date.

For the three months ended March 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Stock-based awards to non-employees were recorded using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards under SFAS No. 123, net income would have been as follows for the period ended:

Three Months Ended March 31, 2005
Net income as reported	$1,996,216
Add: Stock-based employee compensation expense included in reported net income	299,282
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(874,586)

Pro forma net income	$1,420,912

Pro forma net income per share—basic	$0.05

Pro forma net income per share—diluted	$0.05

SFAS No. 123 requires the disclosure of pro forma net income had the Company adopted the fair value method in accounting for employee stock-based awards. Under SFAS No. 123, the fair value of stock- based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock-option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life (1)	75 months	60 months
Risk-free rate of return	4.6%	4.1%
Stock volatility	52%	67%
Dividends	none	none

(1)	Expected life of six months for employee stock purchase plan in 2005

As of March 31, 2006, there was $8,878,923 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans in addition to the deferred stock-based compensation for non-employees described below. That cost is expected to be recognized over a weighted average period of 2.9 years.

The weighted-average fair value of option awards granted during the three months ended March 31, 2006 was approximately $10.05 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $5,483,439.

Cash received from share option exercises under stock-based payment plans for the three months ended March 31, 2006 was $1,044,761. The Company did not realize any tax effect on options due to the full valuation allowances established on its deferred tax assets.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

Stock Option Activity—A summary of the Company’s stock option activity for the three months ended March 31, 2006 follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding—January 1, 2006	5,504,615	$7.73
Granted	111,199	$18.25
Forfeited	(59,037)	$11.44
Exercised	(342,746)	$3.05

Outstanding—March 31, 2006	5,214,031	$8.22	7.73	$78,106,184

Exercisable—March 31, 2006	3,012,313	$6.67	7.29	$49,793,534

Deferred stock-based compensation is included as a component of stockholders’ equity and includes options granted to non-employees that are accounted for under variable accounting in accordance with SFAS No. 123R and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under variable accounting, the market value of the underlying common stock is remeasured during each reporting period and the excess of the fair value over the option exercise price is charged to operations ratably over the remaining period in which the awards vest. As of March 31, 2006 the total remaining deferred compensation of $1,064,224 is subject to periodic remeasurement.

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

Certain of these risks and uncertainties, in addition to other risks, are more fully described under “Factors that May Affect Results of Operations and Financial Condition” contained elsewhere herein and in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2006.

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

Our quarterly laser sales or leases, cumulative lasers installed and approximate per-procedure patient interface units in 2006, 2005 and 2004 were as follows:

	2006	2005				2004
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Laser Sales/Leases Per Quarter	49	44	34	39	39	37	27	30	17

Cumulative Lasers Installed (1)	419	371	327	293	254	217	180	153	123

Total Per-procedure Fees, Inclusive of Disposable Patient Interface, Sold	112,000	95,000	83,000	85,284	75,188	52,418	49,927	48,422	41,094

(1)	Installed base does not represent cumulative sales since existing customers bought lasers in the first quarter of 2006 and 2005 to retire original purchases.

We were profitable for the three months ended March 31, 2006 with net income of $3.2 million. We had net income of $9.5 million in 2005 and we incurred net losses of $10.2 million in 2004. As of March 31, 2006, we had an accumulated deficit of approximately $50.7 million.

Revenues

We generate revenues primarily from the sale or lease of our IntraLase® FS laser and the sale of our per procedure fees inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Three months ended March 31,
	2006		2005
	Units	Revenue	Units	Revenue
IntraLase® FS laser	49	$14,623,578	39	$10,441,562
Per procedure fees inclusive of a disposable patient interface	112,000	13,371,393	75,188	9,027,950
Product maintenance	—	2,068,083	—	1,711,461

Total revenues		$30,063,054		$21,180,973

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

Terms of Sale and Revenue Recognition Laser

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases or sales-type leases. Leases typically have terms of up to four years, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or on terms, typically net 30 days from acceptance, to fiscally sound third party financing companies, institutions or well established corporate customers, or under sales-type leases over the term of the agreement. No customer accounted for more than 10% of revenue in the three months ended March 31, 2006 or 2005.

In the three months ended March 31, 2006, approximately 81% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and approximately 19% were operating leases, representing 7% of our total domestic laser revenues. In comparison, in the three months ended March 31, 2005, 70% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and 30% were operating leases, representing 7% of our total domestic laser revenues.

Outside the United States, we primarily sell to our international distributors and, in selected countries, directly to LASIK surgery practices. Historically, payment terms have been cash in advance or irrevocable letters of credit; however, in the second quarter of 2005 we began selling to selected and qualified distributors on credit terms, with the number of international distributors qualifying for credit expanding each quarter.

•

Revenue recognition. For the lasers we sell directly, we recognize revenue when the equipment has been delivered, installed and accepted at the customer location. Revenues from our leased lasers are classified as either operating or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Revenues from our lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer. Under sales-type lease arrangements, laser revenues are recognized based on the net present value of the expected cash flow after installation. For laser sales to a distributor, revenues are recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the first quarter of 2006 that were sold prior to the availability of our 60 kilohertz (kHz) upgrade, the fair value of the upgrade was deferred and revenue will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. This is consistent with the deferral of the fair value of the Company’s 30 kilohertz upgrade in the second quarter of 2005, prior to availability. The upgrade is not required for laser functionality but does increase the speed of the procedure.

Per procedure fee inclusive of a disposable patient interface

•	Terms of sale. Our customers order per procedure fees inclusive of a disposable patient interface directly from us as needed. In the United States, payment is typically due 30 days after shipment and per the procedure fee inclusive of a disposable patient interface is non-refundable. A small percentage of our U.S. customers have agreed to a minimum monthly purchase requirement for per procedure fees. International customers, primarily distributors, have typically paid for their per procedure fees inclusive of a disposable patient interface with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms, with the number of international distributors qualifying for credit expanding each quarter.

•	Revenue recognition. Revenue from the sale of our per procedure fees inclusive of a disposable patient interface is recognized upon shipment, and when title has passed in accordance with the sales terms. We do not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for their territory sales outside the United States. Where we provide maintenance, maintenance agreements are renewable annually and are required at all times for the continued use of our laser and to receive on-going maintenance and support. When we receive prepaid maintenance funds we amortize the deferred maintenance amounts over the maintenance period.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance period.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of March 31, 2006, we had sold or leased 271 lasers in the United States and we had sold 151 internationally, primarily in the Asia-Pacific region and Europe. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our revenues and gross margin.

Seasonality

Lasers. Sales and leases of our lasers are seasonal. The second and fourth calendar quarters are typically stronger than the first and third calendar quarters. Two of the largest ophthalmology shows for refractive surgeons, the American Society of Cataract and Refractive Surgery, or ASCRS, and the American Academy of Ophthalmology, or AAO, are typically held in the second and fourth quarters, leading prospective customers to delay purchases in the first and third quarters until they have an opportunity to attend the shows, visit with us and attend lectures and symposiums on our product offering. In 2006, the ASCRS show was held in late March of the first quarter. In addition, tax incentives typically help to drive U.S. capital equipment spending higher in the fourth quarter. Sales and leases of our lasers in the third quarter are generally slower as surgeons in the United States and internationally typically take increased vacation time during the summer.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Total revenues	100.0%	100.0%
Costs of goods sold	45.2	47.3

Gross margin	54.8	52.7
Operating expenses:
Research and development	12.0	11.9
Selling, general and administrative	34.9	34.2

Total operating expenses	46.9	46.1

Income from operations	7.9	6.6
Interest and other income (expense), net	3.1	3.1

Income before provision for income taxes	11.0	9.7
Provision for income taxes	0.3	0.3

Net income	10.7%	9.4%

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues increased to $30.1 million for the three months ended March 31, 2006 from $21.2 million for the three months ended March 31, 2005. The increase was attributable to continued market acceptance of our product offering and our accelerated expansion into international markets, primarily in the Asia-Pacific region and Europe. During the three months ended March 31, 2006, we sold or leased 49 lasers and generated $13.9 million in revenues. Additionally, our 30 kHz upgrades resulted in the sale of 33 upgrades and generated $ 0.7 million in revenues, for total laser revenues of $14.6 million. In comparison, during the three months ended March 31, 2005, we sold or leased 39 lasers and generated $10.4 million in revenues. The average selling price per laser sold or leased in the three months ended March 31, 2006 increased by 6% as compared to the three months ended March 31, 2005 primarily because US operating leased lasers, which generate revenue typically over 39 months, decreased to 19% of all US placements in the three months ended March 31, 2006 as compared to 30% of all US placements in the three months ended March 31, 2005. The average selling price per laser excludes laser upgrades and the deferral of the fair value of the maintenance services from US and international direct sale laser revenue, which is amortized over the twelve month warranty period as maintenance revenue. The average selling price sold or leased is also affected by the mix between international distributor sales and domestic sales and leases.

In the three months ended March 31, 2006, we sold approximately 112,000 per procedure fees inclusive of a disposable patient interface and generated $13.4 million in revenues. In comparison, during the three months ended March 31, 2005, we sold approximately 75,000 per procedure fees inclusive of a disposable patient interface and generated $9.0 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered the first quarter ended March 31, 2006 with an installed base of lasers that is 71% larger as compared to the same period in 2005. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US also led to an increase in our maintenance revenues to $2.1 million during the three months ended March 31, 2006, as compared to $1.7 million during the three months ended March 31, 2005.We expect our maintenance revenues to continue to increase as the installed base of lasers in the US increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 55% in the three months ended March 31, 2006 from 53% in the three months ended March 31, 2005. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 44% of total revenues in the three months ended March 31, 2006 from 43% of total revenues in the three months ended March 31, 2005. In addition, larger production runs and reduced material costs have contributed to cost savings for our laser and patient interface.

We expect gross margins to continue to improve as the percentage of total revenues derived from per procedure fees inclusive of a disposable patient interface continues to increase. We expect revenues derived from per procedure fees inclusive of a disposable patient interface to continue to increase as a percentage of total revenues.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses increased by $1.1 to $3.6 million in the three months ended March 31, 2006 from $2.5 million in the three months ended March 31, 2005. This increase resulted primarily from the adoption and implementation of SFAS No. 123R, Share-Based Payment, which resulted in an increase to expense of $596,000, and higher salaries and compensation of $340,000.

Although we expect research and development expenses to stabilize or decline slightly as a percentage of our revenues we expect that the dollar amount of our research and development expenses will continue to increase in future years as we continue to develop, enhance and commercialize new and existing products, product enhancements and applications. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology, legal and human resources. Selling, general and administrative expenses increased by $3.2 million to $10.5 million in the three months ended March 31, 2006 from $7.2 million in the three months ended March 31, 2005. The increase resulted from the adoption of and implementation of SFAS No.123R, Share-Based Payment, increasing stock-based compensation by $955,000; higher personnel costs in sales, marketing and general and administrative departments of $1.1million; higher communications and advertising expenses of $434,000; an increase in facilities and amortization of leasehold improvements of $262,000; an increase in conference and trade shows and other marketing cost totaling $703,000; offset by decreased consulting and temporary labor cost and legal fees of $260,000.

We expect selling, general and administrative expenses, which are primarily driven by sales and marketing expenses, to decline slightly as a percentage of revenues, although we expect the dollar amount to increase in the future as a result of continued growth in our sales and support infrastructure to support projected growth in revenues.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest earned on investments in cash, cash equivalents and marketable securities offset by interest expense. Interest and other income (expense), net increased by $264,000 to $932,000 of income in the three months ended March 31, 2006 from income of approximately $668,000 in the three months ended March 31, 2005 due to higher interest income earned from higher interest rates on our investments.

Stock-Based Compensation

In December 2004, FASB issued SFAS No 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS No. 123R was effective for us beginning in the first quarter of fiscal 2006 and we used the modified prospective application method. In addition, we expect to incur stock-based compensation expenses, primarily for options granted to non-employees, that may decrease or increase quarterly, depending upon future fluctuations in our stock price. Similar to the historical accounting, unearned deferred stock compensation for non-employees continues to be periodically remeasured through the vesting date under SFAS 123R. This periodic remeasurement could have a significant impact on our results of operations. See “—Critical Accounting Policies—Stock-Based Compensation” and Note 2 and Note 7 to our financial statements contained elsewhere within this Form 10-Q for further discussion. Management estimates that stock-based compensation expense in 2006 will be $6.5 million, the majority of which will arise from the adoption of SFAS 123R, as compared to approximately $2.1 million of stock-based compensation expense recognized in 2005. However, actual results may vary depending upon 2006 stock option grants, stock compensation programs and the fluctuation in our stock price.

Liquidity and Capital Resources

General

We require capital principally for operating our business, working capital and capital expenditures for both the fixed assets used in our business and the revenue-generating assets under our operating leases. Our capital expenditures for fixed assets consist primarily of capitalization of our lasers for use in manufacturing and developing our product offering, and information technology infrastructure and equipment used to support the growth of our business. Our capital expenditures for revenue-generating assets consist of the capitalization of lasers under operating leases. Working capital is required principally to finance accounts receivable and inventory, as well to enable us to provide long-term financing for customer sales-type leases for laser sales.

We believe that our current cash and cash equivalents, together with our marketable securities and investments and cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash included purchases of investment-grade securities, for which $82 million were held at March 31, 2006 with diversification among issuers and maturities ranging from one to 24 months. We maintain our cash and cash equivalents, marketable securities and investments with two major financial institutions in the United States and intend to hold our marketable securities and investments to maturity.

Net cash used in operating activities decreased to $228,000 in the three months ended March 31, 2006 from a $954,000 use of cash in the three months ended March 31, 2005. The decrease of $726,000 was primarily due to a $1.2 million increase in net income in the three months ended March 31, 2006 over March 31, 2005, an increase in accounts payable of $2.1 million, an increase in stock-based compensation of $1.7 million, an increase in deferred revenues of $244,000, partially offset by an increase in accounts receivable of $3.4 million, and a decrease in accrued expenses of $1.1 million. The increase in accounts receivable was primarily due to the increase in total revenues in the three months ended March 31, 2006 and the extension of credit terms to certain qualified purchasers. The decrease in accrued expenses was due primarily to the timing differences for purchases and subsequent payments for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Net cash used by investing activities decreased to $4.3 million in the three months ended March 31, 2006 as compared to $18.2 million used in the three months ended March 31, 2005. The net decrease in cash used in investing activities of $13.9 million was primarily due to an decrease in the purchase of marketable securities net of proceeds of $13 million, a decrease in the purchase of property, plant and equipment of $365,000, and a decrease in the purchase of assets placed in service of $533,000.

Net cash flows provided by financing activities were $1.1 million in the three months ended March 31, 2006 as compared to a $395,000 in the three months ended March 31, 2005. The $705,000 increase was primarily due to an increase in the net proceeds from the issuance of stock options under employee stock plans of $981,000, and a decrease in the net proceeds for issuance and payments on long-term debt owed to us of $275,000.

Accounts Receivable

Our accounts receivable days sales outstanding were 61 days at March 31, 2006; compared to 52 days at December 31, 2005; 46 days at September 30, 2005; 50 days at June 30, 2005; and 46 at March 31, 2005. The increase in days sales outstanding at March 31, 2006 and during 2005 was due to our introduction of credit terms for selected international distributors in 2005 and 2006, further described below, and the increase in per procedure fees inclusive of a disposable patient interface, which generally have longer credit terms than lasers. Our laser sales in the U.S. are typically on the basis of cash in advance paid directly by our customers or on terms, which are typically net 30, to fiscally sound third party financing companies, institutions or well established corporate customers. Our per procedure fees inclusive of a disposable patient interface are typically sold for terms net 30 days from shipment. International customers, primarily distributors, have typically paid with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms, with the number of international distributors qualifying for credit expanding each quarter.

We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.5% and 1.9% at March 31, 2006 and December 31, 2005 respectively.

As we further extend terms to additional international distributors or increase their credit lines, we expect day’s sales outstanding to increase, although our expectation is that days sales outstanding will remain in the range of 60 days in the short term. Additionally, as revenues from our per procedure fee inclusive of a disposable patient interface increase as a percentage of total revenues, we expect days sales outstanding to increase as we grant payment terms of a longer duration on these revenues than we do on our laser sales. As extensions of international credit and per procedure fees inclusive of a disposable patient interface revenues increase, we will be exposed to an increased risk of not receiving payment on time for a portion of our sales. In addition, as the percentage of our revenues with longer credit terms increase, we will use more capital resources to fund the increase in accounts receivable outstanding.

Debt

On August 4, 2005, we established a new revolving line of credit, which allows for maximum borrowing of $10.0 million, with a $1.5 million sub-limit to secure cash management services and a $1.0 million sub-limit to secure letters of credit. The line of credit has a variable rate of interest equal to the bank’s prime rate (7.75% at March 31, 2006) and matures August 3, 2006. The line of credit did not have an outstanding balance as of March 31, 2006 and contains covenants for minimum quick ratio and profitability with which we were in compliance on March 31, 2006.

Contractual Obligations

The following summarizes our long-term contractual obligations as of March 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Operating leases	$17,366	$1,528	$3,206	$3,510	$9,122
Royalty payments (1)	680	124	229	218	109
Employment agreement with Robert Palmisano, CEO	1,537	535	1,002

Total	$19,583	$2,187	$4,437	$3,728	$9,231

(1)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the uncertainty of the timing and amount of our future earnings, if any. Accordingly, based upon available evidence and the criteria set forth in SFAS 109, Accounting for Income Taxes, we have established full deferred tax asset valuation allowances as of March 31, 2006 and December 31, 2005 to reflect these uncertainties. Management will continue to assess the available evidence related to the realization of deferred tax assets and at such time we determine that it is more likely than not that deferred taxes will be realized, a tax benefit will be realized and the valuation allowance will be released.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.5% and 1.9% at March 31, 2006 and December 31, 2005, respectively. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $107,000 or 0.4% of total revenues in the three months ended March 31, 2006 as compared to $320,000 or 1.5% of total revenues in the three months ended March 31, 2005. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The adoption of SFAS No. 123R, which we adopted effective January 1, 2006, is required in fiscal years beginning after June 15, 2005. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affects the calculated fair value on the grant date.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Stock-based awards to non-employees were recorded using the fair value method in accordance with FSAS No. 123, Accounting for Stock-Based Compensation. In addition, prior to the adoption of SFAS No. 123R, we accounted for employee and director stock options and restricted stock using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock options issued to non-employees, who are principally surgeons on our medical advisory board, were recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized on a declining basis over the service period.

Stock compensation expense prior to the adoption of SFAS No. 123R resulted from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted as determined using the Black-Scholes valuation model. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date under current and historical accounting rules. See Note 2 and Note 7 to our financial statements contained elsewhere within this Form 10-Q for further discussion.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2006 and December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was effective for us beginning in our first quarter of fiscal 2006 and we used the modified prospective application method. Under SFAS 123R, unearned deferred stock compensation for non-employees will continue to be periodically remeasured through the vesting date. This periodic remeasurement could have a significant impact on our results of operations. We believe that the adoption of SFAS 123R will result in stock-based compensation in 2006 of approximately $6.5 million, the majority of which will arise from the adoption of SFAS 123R, as compared to approximately $2.1 million of stock-based compensation recognized in 2005. However, actual results may vary depending upon 2006 stock option grants and stock compensation programs.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our current accounting policies are consistent with the accounting required by SFAS No. 151 and, as such, the adoption of this statement had no effect on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 120, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. We have evaluated the impact of SFAS No. 154 and do not expect the adoption of this Statement to have a significant impact on our financial statements. We will apply SFAS No. 154 in future periods, when applicable.

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

LASIK surgeons also must determine that the advantages and benefits of our product offering outweigh the increased costs associated with switching to our technology from the microkeratome. The microkeratome device costs between $40,000 and $60,000 per device, and, because the devices must be cleaned after each patient use and must be returned to the manufacturer for any service, LASIK surgeons typically purchase multiple devices to ensure a device is available for each surgery being performed. In comparison, our laser costs approximately $425,000. Additionally, using the microkeratome results in a cost between $25 and $50 per procedure to purchase the disposable blades, while our per procedure fee inclusive of a disposable patient interface costs new LASIK surgeons approximately $160 per procedure. The additional costs associated with our product offering could hinder continued adoption of our technology by LASIK surgeons, which would have a material adverse effect on our business, financial condition and results of operations.

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

We may also in the future compete with manufacturers of alternative technologies to create the corneal flap. In addition, several manufacturers have announced their intention to launch new femtosecond lasers that would compete directly with our products. These include Wavelight Technologies, Carl Zeiss Meditech and Zeimer Ophthalmic Systems, which has displayed its system, and 20/10 Perfect Vision, which we believe has commercially sold at least one system internationally. Successful introduction of competing products by these or other manufacturers could reduce demand for our products, particularly if the competing products were perceived to offer superior capabilities or were marketed at a lower price. If alternative technologies gain market acceptance, this may also reduce demand for our product offering.

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

We believe that a small percentage of our customers, in an effort to avoid procedure fees, have in the past used a single patient interface to treat multiple eyes. If this practice (or other fee avoidance practices) were to continue or to proliferate, it could have a material adverse effect on our business.

Our proprietary IntraLASIK® software contains a feature which requires the laser to periodically be reprogrammed in order to perform additional procedures. We have introduced technology which allows us to do this remotely using secure activation techniques. Over 90 percent of IntraLase lasers have been upgraded to new software versions that require either remote electronic activation when the customers order procedures or an IntraLase-generated activation code used by the customers at their sites. Secure activation capabilities allow us to align the number of procedures available on the laser with the number of patient interfaces purchased to prevent reuse. However, if these capabilities prove inadequate, or if other fee avoidance methods are devised which we are unable to detect or counter, or if we are unable to enhance all of the lasers in our worldwide installed base, this could have a material adverse effect on our business. By way of example, circumstances that could potentially hamper our enforcement efforts include: theft or disclosure of confidential passwords, improper or unauthorized tampering with laser hardware or software, lack of cooperation from international distributors, inability to obtain access to lasers in the field, legal impediments imposed by foreign jurisdictions and/or counterfeit patient interfaces.

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

Third parties could assert infringement or misappropriation claims against us with respect to our current or future product offerings, whether or not such claims are valid. We cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture market or sell our existing or future product offerings that are found to infringe. If a court determined, or if we independently discovered, that our product offering violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offering to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe. Even if obtaining a license were feasible, it may be costly and time-consuming. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and/or our customers from making, using, selling, offering to sell or importing our product offering, or could enter orders mandating that we undertake certain remedial activities. A court also could order us to pay compensatory damages for such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations. We have been involved in litigation with Escalon Medical Corp. concerning a license agreement with Escalon under which we license certain intellectual property. The litigation arose as a result of Escalon’s attempt to terminate the license agreement based on alleged underpayment of royalties (see Part II, Item 1, Legal Proceedings). We believe that Escalon will persist in its attempts to terminate the license agreement, and intend to defend against such efforts vigorously. Termination of the Escalon license agreement could have a material adverse effect on our business, financial condition and results of operations.

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

We are growing rapidly. In the three months ended March 31, 2006 we sold or leased 49 lasers and sold approximately 112,000 per procedures fees inclusive of a disposable patient interface. In 2005 we sold or leased 156 lasers and sold approximately 338,000 per procedure fees inclusive of a disposable patient interface; and in 2004, we sold or leased 111 lasers and sold approximately 192,000 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

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

Our international sales commenced in 2003 and represented 40% and 41% of our total revenues in the three months ended March 31, 2006 and 2005, respectively. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe, South America and the Middle East.

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

Although we were profitable in the three months ended March 31, 2006 and in 2005, we have incurred significant operating losses in each previous full year, prior to 2005, since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004 and $12.0 million in 2003. As of March 31, 2006, we had an accumulated deficit of approximately $50.7 million. In order to maintain profitability, we will need to continue to increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our IntraLase® FS laser. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

Changes to our accounting for stock options will adversely affect our earnings and may adversely affect stock price.

We adopted SFAS no. 123R, Share Based Payment, using the modified prospective transition method, which required the application of the accounting standard in the first quarter of fiscal year 2006. Our Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of adopting SFAF No. 123R and in accordance with the modified prospective transition method, the Financial Statements presented in prior periods have not been restated to reflect, and they do not include, the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $1,592,037 as compared to a credit for stock-based compensation of $59,000 in the three months ended March 31, 2005. We believe the adoption of SFAS No. 123R will result in total stock-based compensation of approximately $6.5 million in 2006 as compared to stock-based compensation of $2.1 million in 2005 and therefore will have a material impact on our results of operations.

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

(a) Evaluation of disclosure controls and procedures

As of March 31, 2006, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a Company have been detected.

(b) Changes in internal controls

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 24, 2006, the parties agreed to submit their disputes to mediation, in Delaware, under Court of Chancery Rule 174, and to stay all litigation pending the outcome of the mediation. In addition, Escalon has agreed that its Termination Notice is suspended pending the outcome of the mediation and that, should the mediation be unsuccessful, we will be afforded the full fifteen and sixty day response periods set forth in the Notice, which periods would commence one day after the mediation is declared unsuccessful. Escalon has also agreed that the time period for responding to Escalon’s amended complaint in the Delaware Action will be tolled on the same basis.

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

Item 1A	Risk Factors

There are no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the period ending December 31, 2005, although some risk factors (see “Factors that May Affect Results of Operations and Financial Condition” in Part I, Item 2 of this quarterly report) have been updated to reflect current information.

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

Item 6	Exhibits

Exhibit No.	Description

10.1	Employment Agreement between the Company and Robert Palmisano dated February 15, 2006

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2006

INTRALASE CORP.
(Registrant)

/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer

/s/ Shelley B. Thunen
Shelley B. Thunen
Executive Vice President and Chief Financial Officer