Form 10-Q
period 2006-06-30
INTRALASE CORP
filed 2006-08-01
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,573,362 shares of common stock, $0.01 par value, outstanding as of July 28, 2006.

INTRALASE CORP.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

IntraLase Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$15,426,439	$11,198,665
Marketable securities	47,986,775	35,000,000
Accounts receivable—Net of allowance for doubtful accounts of $323,135 (June 30, 2006) and $269,308 (December 31, 2005)	18,496,553	13,575,776
Inventories, Net	14,047,720	13,471,961
Prepaid expenses and other current assets	3,398,377	3,190,412

Total current assets	99,355,864	76,436,814

Marketable securities	34,000,000	44,000,000
Property, plant and equipment—Net	13,466,162	12,422,428
Equipment under operating leases—Net of accumulated depreciation of $1,595,628 (June 30, 2006) and $1,155,270 (December 31, 2005)	3,984,551	3,681,099
Other assets	5,021,239	3,087,216

Total	$155,827,816	$139,627,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,950,101	$4,830,731
Accrued expenses (including deferred rent and lease incentives of $323,281 at June 30, 2006 and $311,298 at December 31, 2005)	8,295,317	7,805,567
Deferred revenues	4,855,981	3,874,335

Total current liabilities	19,101,399	16,510,633

Deferred rent and lease incentives	4,117,808	3,964,894
Deferred revenues	721,376	1,179,466

Total liabilities	23,940,583	21,654,993
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding at June 30, 2006 and December 31, 2005
Common stock, $0.01 par value—45,000,000 shares authorized; 28,559,055 (June 30, 2006) and 28,073,627 (December 31, 2005) shares issued and outstanding	285,591	280,736
Additional paid-in capital	177,680,049	173,941,312
Deferred stock-based compensation	(927,933)	(2,235,113)
Receivable from sale of stock to officers and employees	(64,529)	(138,747)
Accumulated deficit	(45,085,945)	(53,875,624)

Total stockholders’ equity	131,887,233	117,972,564

Total	$155,827,816	$139,627,557

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$32,170,926	$23,002,969	$62,233,980	$44,183,942
Costs of goods sold (1)	14,395,889	10,944,054	27,993,075	20,966,290

Gross margin	17,775,037	12,058,915	34,240,905	23,217,652

Operating expenses:
Research and development (1)	3,689,339	3,083,344	7,284,704	5,598,394
Selling, general and administrative (1)	9,381,883	8,289,367	19,866,054	15,537,832

Total operating expenses	13,071,222	11,372,711	27,150,758	21,136,226

Income from operations	4,703,815	686,204	7,090,147	2,081,426
Interest and other income, net
Interest expense	(64,383)	(86,698)	(146,227)	(178,648)
Interest income	1,123,365	749,954	2,119,172	1,349,283
Other income (expense)	(1,212)	822	17,154	161,340

Interest and other income, net	1,057,770	664,078	1,990,099	1,331,975

Income before provision for income taxes	5,761,585	1,350,282	9,080,246	3,413,401
Provision for income taxes	197,644	40,505	290,567	107,408

Net income	$5,563,941	$1,309,777	$8,789,679	$3,305,993

Net income per share – basic	$0.20	$0.05	$0.31	$0.12

Net income per share – diluted	$0.18	$0.04	$0.28	$0.11

Weighted average shares outstanding – basic	28,496,710	27,219,621	28,359,985	27,020,035

Weighted average shares outstanding – diluted	31,196,889	31,045,535	31,125,925	31,105,344

(1) Amounts include stock-based compensation expenses, as follows:

Costs of goods sold	$141,275	$28,256	$276,215	$63,129
Research and development	223,116	274,844	722,118	178,129
Selling, general and administrative	878,816	841,191	1,836,911	844,248

	$1,243,207	$1,144,291	$2,835,244	$1,085,506

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$8,789,679	$3,305,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,212,257	1,778,504
Loss on disposition of property, plant and equipment	19,354
Provision for bad debt expense	53,827	48,900
Stock-based compensation	2,835,244	1,085,506
Amortization of technology license	185,200	144,456
Changes in operating assets and liabilities:
Accounts receivable	(4,974,604)	(5,626,969)
Prepaid expenses and other current assets	(207,965)	(509,664)
Inventories	(575,759)	(2,909,759)
Other assets	(2,119,224)	107,019
Accounts payable	1,119,370	(256,076)
Deferred rent and lease incentives	(28,099)	3,731,540
Accrued expenses	670,762	393,097
Deferred revenues	523,556	1,507,957

Net cash provided by operating activities	8,503,598	2,800,504

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,554,724)	(7,085,664)
Proceeds from disposition of property, plant and equipment	50,337	—
Purchase of equipment under operating leases	(1,074,410)	(570,360)
Purchase of marketable securities	(25,975,108)	(50,296,500)
Proceeds from maturities of marketable securities	22,988,333	34,296,500

Net cash used in investing activities	(6,565,572)	(23,656,024)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	1,505,947	920,041
Net proceeds from the issuance of stock under the employee stock purchase plan	709,583	671,697
Net proceeds from collection of receivable - sale of stock to officers and employees	74,218	536,943
Payments for issuance costs associated with 2004 common stock offering		(17,798)

Net cash provided by financing activities	2,289,748	2,110,883

Net increase (decrease) in cash and cash equivalents	$4,227,774	$(18,744,637)
Cash and cash equivalents—beginning of year	11,198,665	26,014,926

Cash and cash equivalents—end of period	$15,426,439	$7,270,289

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$146,227	$178,648

Cash paid during the year for income taxes	$75,105	$221,177

See accompanying notes to financial statements.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

1.	Basis of Presentation

The information set forth in these financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, is unaudited and includes the accounts of IntraLase Corp. (the “Company”). The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Revenue Recognition— In the normal course of business, the Company generates revenue through the sale and rental of lasers, the sale of per procedure fees inclusive of a disposable patient interface and maintenance parts and services. Revenue related to sales of the Company’s products and services is recognized as follows:

Laser revenues: Revenues from the sale or lease of lasers are recognized at the time of sale or at the inception of the lease, as appropriate. For laser sales that require the Company to install the product at the customer location, revenue is recognized when the equipment has been delivered, installed and accepted at the customer location. For laser sales to a distributor whereby installation is the responsibility of the distributor, revenue is recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the first quarter of 2006 that were sold prior to the availability of the Company’s 60 kilohertz upgrade, the fair value of the upgrade was deferred and revenue will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. This is consistent with the deferral of the fair value of the Company’s 30 kilohertz upgrade in the second quarter of 2005, prior to availability. The upgrades are not required for laser functionality but do increase the speed of the procedure. The Company does not allow customers, including distributors, to return any products. Some customers finance the purchase or rental of the Company’s lasers over periods up to four years directly from the Company. These financing agreements are classified as either operating leases or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Under sales-type lease agreements, where ownership is transferred to the lessee at the end of the lease term, laser revenues are recognized based on the net present value of the contractual lease payments upon installation and customer acceptance. Revenues from lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer.

Per Procedure Fees Inclusive of a Disposable Patient Interface revenues: Per procedure fees inclusive of a disposable patient interface revenue is recognized upon shipment to the customer and when the title has passed in accordance with sales terms. The Company does not allow customers to return product.

Maintenance revenues: Maintenance revenues are derived primarily from maintenance services on the Company’s laser systems sold to customers in the United States and some customers in international markets that are not serviced by distributors. Maintenance revenues also include sales of parts and tool kits. When prepaid maintenance funds are received the Company amortizes the deferred maintenance amounts over the maintenance period. A substantial portion of the Company’s products are sold with one year of maintenance services for which the Company defers an amount equal to its fair value. To the extent the Company determines revenues associated with a specific maintenance contract are not sufficient to recover the estimated costs to provide such maintenance services, the Company accrues for such excess costs upon identification of the associated embedded loss. To date, these embedded losses have been insignificant.

Revenue Recognition under Bundled Arrangements: The Company sells many of its products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual arrangements typically include the laser and maintenance for which the customer pays a single negotiated price for all elements with separate prices listed in the multiple element customer contracts. Such separate prices may not always be representative of the

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Revenues under bundled arrangements are allocated based upon the residual method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company’s revenue allocation to the deliverables begins by allocating revenues to the maintenance service and upgrades, for the short period during which the upgrades were not available, and lastly by allocating revenue to the laser. There is reliable third-party and entity-specific evidence of the fair value of the maintenance service and upgrades, and the residual method is used to allocate the arrangement consideration to the delivered item (the laser). Fair value evidence for maintenance consists of amounts charged for annual renewals of maintenance agreements by the Company (as maintenance is required for the customer to use the laser), prices the Company’s third party distributors charge their customers and amounts charged for maintenance by excimer laser manufacturers, for which maintenance may be different than the maintenance on the Company’s lasers. Fair value evidence for the upgrades is the average upgrade price received from the Company’s customers for previously installed or ordered upgrades.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$5,563,941	$1,309,777	$8,789,679	$3,305,993

Denominator:
Basic net income per share – weighted average shares outstanding	28,496,710	27,219,621	28,359,985	27,020,035

Effect of dilutive securities:
Weighted average dilutive options outstanding	2,700,179	3,825,914	2,765,940	4,085,309

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—diluted	31,196,889	31,045,535	31,125,925	31,105,344

Comprehensive Income—There was no difference between comprehensive income and net income for the three and six months ended June 30, 2006 and 2005.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

The following table summarizes revenues by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
United States	$16,838,523	$14,179,866	$34,922,282	$26,610,078
Asia Pacific	6,745,982	5,195,983	11,980,898	9,800,237
Europe	6,826,752	2,215,104	11,916,383	5,930,674
Other	1,759,669	1,412,016	3,414,417	1,842,953

	$32,170,926	$23,002,969	$62,233,980	$44,183,942

Substantially all of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was effective for the Company beginning in its first quarter of fiscal 2006 and the Company uses the modified prospective application method. Refer to Footnote 7 – Stock-Based Compensation for additional discussion and disclosure.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s condensed consolidated financial statements.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

3.	Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities are as follows:

	June 30, 2006	December 31, 2005
Cash and money market funds	$15,426,439	$11,198,665
Agency bonds – short-term	$47,986,775	$35,000,000
Agency bonds – long-term	$34,000,000	$44,000,000

At June 30, 2006, all of the Company’s investments are classified as held-to-maturity and are reported at amortized cost that approximates fair value as the Company has the positive intent and ability to hold these securities to maturity. As of June 30, 2006 and December 31, 2005, the long term agency bonds had maturity dates within 24 months and all other investments had maturities within 12 months.

4.	Revenues

Revenues from product sales are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Laser revenues	$15,263,924	$11,045,233	$29,887,502	$21,486,795
Per procedure revenues (inclusive of a disposable patient interface)	14,293,752	10,107,097	27,665,145	19,135,047
Maintenance revenues	2,613,250	1,850,639	4,681,333	3,562,100

	$32,170,926	$23,002,969	$62,233,980	$44,183,942

5.	Inventories

Inventories are as follows:

	June 30, 2006	December 31, 2005
Raw materials	$3,763,139	$3,973,984
Work-in-process	7,167,726	6,275,690
Finished goods	3,116,855	3,222,287

	$14,047,720	$13,471,961

Amounts charged to expense for excess and obsolete inventories were $502,388 and $454,000 for the six months ended June 30, 2006 and 2005, respectively.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

has not been obligated to, nor does it expect to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Employment Agreement — In February of 2006 the Company entered into a new three-year employment agreement with the Chief Executive Officer of the Company, which took effect in April of 2006, upon expiration of his previous contract. The new employment agreement provides for minimum annual payments of $472,500 plus reimbursement for certain expenses.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

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

On February 21, 2006, the Company received a written notice from Escalon asserting that the Company was in default under the license agreement by reason of alleged improper valuation of accounts receivable in the Company’s royalty payments as well as the Company’s alleged refusal to permit Escalon to audit the Company’s books and records (the “Default Notice”). The Default Notice appears to threaten termination of the license agreement if the accounts receivable deductions taken against royalty payments for each of the first three quarters of 2005 are not paid within fifteen days of the date of the letter. However, to date Escalon has refused to confirm this or provide the Company with the amount it believes is required to cure the alleged default, despite multiple requests from the Company. The Default Notice also threatened termination if Escalon was not satisfied with respect to the resolution of its audit rights within sixty days of the date of the letter.

On February 24, 2006, the parties agreed to submit their disputes to mediation, in Delaware, under Court of Chancery Rule 174, and to stay all litigation pending the outcome of the mediation. In addition, Escalon agreed that its Termination Notice would be suspended pending the outcome of the mediation and that, should the mediation be unsuccessful, the Company would be afforded the full fifteen and sixty day response periods set forth in the Notice, which periods would commence ten days after the Chancery Court issued an order lifting the stay. Escalon has also agreed that the time period for responding to Escalon’s amended complaint in the Delaware Action would be tolled on the same basis.

On June 28, 2006 Escalon notified the Chancery Court that the mediation was unsuccessful, resulting in a lifting of the stay effective July 19, 2006. Accordingly, the parties’ Delaware Chancery Court litigation will proceed, and the cure periods in Escalon’s February termination notice have begun to run. The Chancery Court has agreed to conduct an expedited trial of the parties’ audit dispute in late August, 2006.

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

On August 23, 2004, the United States Patent and Trademark Office (PTO) granted a request for reexamination with respect to US Patent RE 37,585, one of the four U.S. patents licensed to the Company by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. On July 25, 2006, the USPTO terminated the proceedings favorable to the Patent Owner, the University of Michigan, by issuing a document entitled “Notice of Intent to Issue Ex Parte Reexamination Certificate” (NIRC). In the NIRC, the PTO confirmed the patentability of the RE 37,585 claims as amended during the reexamination.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

The Company is also currently involved in other litigation incidental to its business. In the opinion of management, the ultimate resolution of such litigation will not likely have a significant effect on the Company’s financial statements.

7.	Stock-Based Compensation

Stock Option Plans—The Company has four stock option plans: (i) the 1997 Stock Option Plan under which nonstatutory or incentive stock options to acquire shares of the Company’s stock may be granted to employees and non-employees of the Company, (ii) the 2000 Stock Incentive Plan provides for granting of options which vest over time, (iii) the 2000 Executive Option Plan provides for the granting of options which vest after the earlier of seven years or upon the grantee’s achievement of present goals or milestones (performance-based stock awards) and (iv) the 2004 Stock Incentive Plan for granting nonstatutory or incentive stock options, restricted stock, stock appreciation rights, performance shares and performance units to employees, directors and consultants. The plans initially permitted the issuance of options for the purchase of up to 1,309,213 shares of common stock, 5,772,224 shares of common stock, 721,528 shares of common stock, and 5,607,640 shares of common stock, respectively.

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

At June 30, 2006, there were 3,538,643 available for future grant under the 2004 Stock Incentive Plan. Future grants under the three other stock option plans described above are no longer authorized.

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

For the six months ended June 30, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Stock-based awards to non-employees were recorded using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards under SFAS No. 123, net income would have been as follows for the periods ended:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$1,309,777	$3,305,993
Add: Stock-based employee compensation expense included in reported net income	724,237	1,064,582
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(995,172)	(1,869,758)

Pro forma net income	$1,038,842	$2,500,817

Net income per share—basic, as reported	$0.05	$0.12

Pro forma net income per share—basic	$0.04	$0.09

Net income per share—diluted, as reported	$0.04	$0.11

Pro forma net income per share—diluted	$0.03	$0.08

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life (1)	75 months	60 months	75 months	60 months
Risk-free rate of return	5.1%	3.83%	4.8%	4.0%
Stock volatility	49%	55%	50%	61%
Dividends	none	none	none	none

(1).	Expected life of six months for employee stock purchase plan in 2006 and 2005

As of June 30, 2006, there was $17,465,887 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans in addition to the deferred stock-based compensation for non-employees described below. That cost is expected to be recognized over a weighted average period of 3.2 years.

The weighted-average fair value of option awards granted during the three and six months ended June 30, 2006 were approximately $11.49 per share and $11.36 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 were $1,281,393 and $3,056,697, respectively.

Cash received from share option exercises under stock-based payment plans for the six months ended June 30, 2006 was $1,505,947. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

Stock Option Activity—A summary of the Company’s stock option activity for the six months ended June 30, 2006 follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding—January 1, 2006	5,504,615	$7.73
Granted	111,199	$18.25
Forfeited	(59,037)	$11.44
Exercised	(342,746)	$3.05

Outstanding—March 31, 2006	5,214,031	$8.22	7.73	$78,106,184

Granted	1,199,025	$22.21
Forfeited	(57,461)	$13.98
Exercised	(88,262)	$5.22

Outstanding—June 30, 2006	6,267,333	$10.69	7.93	$45,769,997

Exercisable—June 30, 2006	3,307,795	$7.03	7.15	$34,372,995

Deferred stock-based compensation is included as a component of stockholders’ equity and includes options granted to non-employees that are accounted for under variable accounting in accordance with SFAS No. 123R and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under variable accounting, the market value of the underlying common stock is remeasured during each reporting period and the excess of the fair value over the option exercise price is charged to operations ratably over the remaining period in which the awards vest. As of June 30, 2006 the total remaining deferred compensation of $927,933 is subject to periodic remeasurement.

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

Overview

Background

We are a medical device company focused on the design, development and marketing of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is primarily used to create the corneal flap in the first step of LASIK surgery. IntraLase lasers are also used in surgical approaches to the treatment of diseased corneas, and we continue to explore other potential ophthalmic applications. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our IntraLase® FS laser, our IntraLASIK® software and our disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003.

Our quarterly laser sales or leases, cumulative lasers installed and approximate per-procedure patient interface units in 2006, 2005 and 2004 were as follows:

	2006		2005				2004
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Laser Sales/Leases Per Quarter	52	49	44	34	39	39	37	27	30	17

Cumulative Lasers Installed (1)	471	419	371	327	293	254	217	180	153	123

Total Per-procedure Fees, Inclusive of Disposable Patient Interface, Sold	119,000	112,000	95,000	83,000	85,284	75,188	52,418	49,927	48,422	41,094

(1)	Installed base does not represent cumulative sales since existing customers bought lasers in the first quarters of 2006 and 2005 to retire original purchases.

We were profitable for the six months ended June 30, 2006 with net income of $8.8 million. We had net income of $9.5 million in 2005 and we incurred net losses of $10.2 million in 2004. As of June 30, 2006, we had an accumulated deficit of approximately $45.1 million.

Revenues

We generate revenues primarily from the sale or lease of our IntraLase® FS laser and the sale of our per procedure fees inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	Units	Revenue	Units	Revenue	Units	Revenue	Units	Revenue
IntraLase® FS laser	52	$15,263,924	39	$11,045,233	101	$29,887,502	78	$21,486,795
Per procedure fees inclusive of a disposable patient interface	119,000	14,293,752	85,284	10,107,097	231,000	27,665,145	160,472	19,135,047
Product maintenance	—	2,613,250	—	1,850,639	—	4,681,333	—	3,562,100

Total revenues		$32,170,926		$23,002,969		$62,233,980		$44,183,942

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

Terms of Sale and Revenue Recognition Laser

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases or sales-type leases. Leases typically have terms of up to four years, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or on terms, typically net 30 days from acceptance, to fiscally sound third party financing companies, institutions or well established corporate customers, or under sales-type leases over the term of the agreement. No customer accounted for more than 10% of revenue in the three or six months ended June 30, 2006 or 2005.

In the six months ended June 30, 2006, approximately 74% of our new domestic laser unit sales or leases were sales, representing 92% of our total domestic laser revenues, and approximately 26% were operating leases, representing 8% of our total domestic laser revenues. In comparison, in the six months ended June 30, 2005, 71% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and 29% were operating leases, representing 7% of our total domestic laser revenues.

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

Per procedure fee inclusive of a disposable patient interface

•	Terms of sale. Our customers order per procedure fees inclusive of a disposable patient interface directly from us as needed. In the United States, payment is typically due 30 days after shipment and the per procedure fee inclusive of a disposable patient interface is non-refundable. A small percentage of our U.S. customers have agreed to a minimum monthly purchase requirement for per procedure fees. International customers, primarily distributors, have typically paid for their per procedure fees inclusive of a disposable patient interface with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms, with the number of international distributors qualifying for credit expanding each quarter.

•	Revenue recognition. Revenue from the sale of our per procedure fees inclusive of a disposable patient interface is recognized upon shipment, and when title has passed in accordance with the sales terms. We do not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for their territory sales outside the United States. Where we provide maintenance, maintenance agreements are renewable annually (as maintenance is required for the use of our laser). When we receive prepaid maintenance funds we amortize the deferred maintenance amounts over the maintenance period.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance period.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of June 30, 2006, we had sold or leased 292 lasers in the United States and we had sold 182 internationally, primarily in the Asia-Pacific region and Europe. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our revenues and gross margin.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	44.7	47.6	45.0	47.5

Gross margin	55.3	52.4	55.0	52.5
Operating expenses:
Research and development	11.5	13.4	11.7	12.7
Selling, general and administrative	29.2	36.0	31.9	35.1

Total operating expenses	40.7	49.4	43.6	47.8

Income from operations	14.6	3.0	11.4	4.7
Interest and other income (expense), net	3.3	2.9	3.2	3.0

Income before provision for income taxes	17.9	5.9	14.6	7.7
Provision for income taxes	0.6	0.2	0.5	0.2

Net income	17.3%	5.7%	14.1%	7.5%

Comparison of Three Months Ended June 30, 2006 and 2005

Revenues

Total revenues increased to $32.2 million for the three months ended June 30, 2006 from $23.0 million for the three months ended June 30, 2005. The increase was attributable to continued market acceptance of our product offering and our accelerated expansion into international markets, primarily in the Asia-Pacific region and Europe. During the three months ended June 30, 2006, we sold or leased 52 lasers and generated $14.2 million in revenues. Additionally, our 60 and 30 kHz upgrades resulted in the sale of 88 upgrades and generated $ 1.0 million in revenues, for total laser revenues of $15.3 million. In comparison, during the three months ended June 30, 2005, we sold or leased 39 lasers and generated $11.0 million in revenues. The average selling price per laser sold or leased in the three months ended June 30, 2006 decreased by 3% as compared to the three months ended June 30, 2005 primarily because US operating leased lasers, which generate revenue typically over 39 months, increased to 33% of all US placements in the three months ended June 30, 2006 as compared to 25% of all US placements in the three months ended June 30, 2005. The average selling price per laser excludes laser upgrades and the deferral of the fair value of the maintenance services from US and international direct sale laser revenue, which is amortized over the twelve month warranty period as maintenance revenue. The average selling price sold or leased is also affected by the mix between international distributor sales and domestic sales and leases.

In the three months ended June 30, 2006, we sold approximately 119,000 per procedure fees inclusive of a disposable patient interface and generated $14.3 million in revenues. In comparison, during the three months ended June 30, 2005, we sold approximately 85,000 per procedure fees inclusive of a disposable patient interface and generated $10.1 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered the second quarter ended June 30, 2006 with an installed base of lasers that is 65% larger as compared to the same period in 2005. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US and direct international customers that we service also primarily led to an increase in our maintenance revenues to $2.6 million during the three months ended June 30, 2006, as compared to $1.9 million during the three months ended June 30, 2005. We expect our maintenance revenues to continue to increase as the installed base of lasers in the US and lasers directly serviced outside the US increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 55% in the three months ended June 30, 2006 from 52% in the three months ended June 30, 2005. Costs of goods sold, as a percentage of total revenues, decreased due to higher average selling prices for our per procedures fees inclusive of a patient interface along with lower production and material costs for laser and patient interface products.

We expect gross margins to continue to improve as the percentage of total revenues derived from per procedure fees inclusive of a disposable patient interface is expected to increase as a percentage of total revenues.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses increased by $606,000 to $3.7 million in the three months ended June 30, 2006 from $3.1 million in the three months ended June 30, 2005. This increase resulted primarily from higher consulting service and support fees associated with clinical studies and consulting of $366,000, higher salaries and compensation of $208,000 and increased research and development equipment expense of $120,000; offset by a decrease in stock-based compensation of $52,000.

Although we expect research and development expenses to remain at approximately the same percentage of our revenues as incurred in the three months ended June 30, 2006, we expect that the dollar amount of our research and development expenses will continue to increase in future years as we continue to develop, enhance and commercialize new and existing products, product enhancements and applications. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology, legal and human resources. Selling, general and administrative expenses increased by $1.1 million to $9.4 million in the three months ended June 30, 2006 from $8.3 million in the three months ended June 30, 2005. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $1.5 million and higher stock-based compensation expense of $38,000; offset by lower conference and trade shows of $356,000 and lower communications and advertising expenses of $160,000.

We expect selling, general and administrative expenses, which are primarily driven by sales and marketing expenses, to decline slightly as a percentage of revenues, although we expect the dollar amount to increase in the future as a result of continued growth in our sales and support infrastructure to support projected growth in revenues.

Interest and other income, net

Interest and other income, net consists primarily of interest earned on investments in cash, cash equivalents and marketable securities offset by interest expense. Interest and other income, net increased by $394,000 to $1.1 million of income in the three months ended June 30, 2006 from income of approximately $664,000 in the three months ended June 30, 2005 due to higher interest income earned from higher interest rates on our investments.

Stock-Based Compensation

In December 2004, FASB issued SFAS No 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS No. 123R was effective for us beginning in the first quarter of fiscal 2006 and we used the modified prospective application method. In addition, we expect to incur stock-based compensation expenses, primarily for options granted to non-employees, that may decrease or increase quarterly, depending upon future fluctuations in our stock price. Similar to the historical accounting, unearned deferred stock compensation for non-employees continues to be periodically remeasured through the vesting date under SFAS 123R. This periodic remeasurement could have a significant impact on our results of operations. See “—Critical

Accounting Policies—Stock-Based Compensation” and Note 2 and Note 7 to our financial statements contained elsewhere within this Form 10-Q for further discussion. Management estimates that stock-based compensation expense in 2006 will be $6.0 million, the majority of which will arise from the adoption of SFAS 123R, as compared to approximately $2.1 million of stock-based compensation expense recognized in 2005. However, actual results may vary depending upon 2006 stock option grants, stock compensation programs and the fluctuation in our stock price.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenues

Total revenues increased to $62.2 million for the six months ended June 30, 2006 from $44.2 million for the six months ended June 30, 2005. The increase was attributable to continued market acceptance of our product offering and our accelerated expansion into international markets, primarily in the Asia-Pacific region and Europe. During the six months ended June 30, 2006, we sold or leased 101 lasers and generated $28.1 million in revenues. Additionally, our 60 and 30 kHz upgrades resulted in the sale of 121 upgrades and generated $1.7 million in revenues, for total laser revenues of $29.9 million. In comparison, during the six months ended June 30, 2005, we sold or leased 78 lasers and generated $21.5 million in revenues. The average selling price per laser sold or leased in the six months ended June 30, 2006 increased 2% as compared to the six months ended June 30, 2005 primarily because US leased units, which generate revenue typically over 39 months, decreased to 26% of all US placements in the six months ended June 30, 2005 as compared to 29% of all US placements in the six months ended June 30, 2005.

In the six months ended June 30, 2006, we sold approximately 231,000 per procedure fees inclusive of a disposable patient interface and generated $27.7 million in revenues. In comparison, during the six months ended June 30, 2005, we sold approximately 160,000 per procedure fees inclusive of a disposable patient interface and generated $19.1 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered 2006 with an installed base of lasers seventy percent larger as compared to the same period in 2005. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US and direct international customers that we service also primarily led to an increase in our maintenance revenues to $4.7 million during the six months ended June 30, 2006, as compared to $3.6 million during the six months ended June 30, 2005. We expect our maintenance revenues to continue to increase as the installed base of lasers in the US and lasers directly serviced outside the US increases.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 55% in the six months ended June 30, 2006 from 53% in the six months ended June 30, 2005. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 44% of total revenues in the six months ended June 30, 2006 from 43% of total revenues in the six months ended June 30, 2005, along with lower production and material costs for laser and patient interface products.

Research and Development

Research and development expenses increased by $1.7 million to $7.3 million in the six months ended June 30, 2006 from $5.6 million in the six months ended June 30, 2005. This increase resulted primarily from increased personnel costs of $589,000, higher stock-based compensation expense of $544,000 and increased consulting service and support fees associated with clinical studies and consulting of $479,000.

Selling, General and Administrative

Selling, general and administrative expenses increased by $4.3 million to $19.9 million in the six months ended June 30, 2006 from $15.5 million in the six months ended June 30, 2005. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $2.8 million; an increase in facilities and depreciation expense of $439,000 as well as increased stock-based compensation due to the adoption of and implementation of SFAS No.123R, Share-Based Payment of $993,000.

Interest and other income, net

Interest and other income, net increased by $658,000 to $2.0 million in the six months ended June 30, 2006 from $1.3 million in the six months ended June 30, 2005 due to higher interest income earned from higher interest rates on our investments.

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

We believe that our current cash and cash equivalents, together with our marketable securities and investments and cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash included purchases of investment-grade securities, for which $82 million were held at June 30, 2006 with diversification among issuers and maturities ranging from one to 24 months. We maintain our cash and cash equivalents, marketable securities and investments with two major financial institutions in the United States and intend to hold our marketable securities and investments to maturity.

Net cash provided by operating activities increased by $5.7 million to $8.5 million in the six months ended June 30, 2006 from $2.8 million of cash provided in the six months ended June 30, 2005. The increase was primarily due to a $5.5 million increase in net income in the six months ended June 30, 2006 over June 30, 2005. In addition, a decrease in cash used for inventory of $2.3 million, an increase in non-cash charges for stock-based compensation of $1.7 million, an increase in accounts payable of $1.4 million and an increase in depreciation and amortization contributed to the increase in net cash provided by operating activities, and were partially offset by a decrease in deferred rent and lease incentives of $3.7 million and an increase in other assets of 2.2 million.

Net cash used by investing activities decreased by $17.1 million to $6.6 million in the six months ended June 30, 2006 as compared to $23.7 million used in the six months ended June 30, 2005. The net decrease was primarily due to a decrease in the purchase of marketable securities net of proceeds of $13 million, a decrease in the purchase of property, plant and equipment of $4.5 million, partially offset by an increase in the purchase of assets placed in service of $504,000.

Net cash flows provided by financing activities were $2.3 million in the six months ended June 30, 2006 as compared to $2.1 million in the six months ended June 30, 2005. The $179,000 increase was primarily due to an increase in the net proceeds from the exercise of stock options under employee stock plans of $586,000, partially offset by a decrease in the net proceeds for issuance and payments on long-term debt owed to us of $463,000.

Accounts Receivable

Our accounts receivable days sales outstanding were 52 days at June 30, 2006; compared to 61 days at March 31, 2006; 52 days at December 31, 2005; 46 days at September 30, 2005; 50 days at June 30, 2005; and 46 at March 31, 2005. While days sales outstanding at June 30, 2006 decreased sequentially from March 31, 2006; the increase in days sales outstanding as compared to June 30, 2005 was due to our introduction of credit terms for selected international distributors in 2005 and 2006, further described below, and the increase in per procedure fees inclusive of a disposable patient interface, which generally have longer credit terms than lasers. Our laser sales in the U.S. are typically on the basis of cash in advance paid directly by our customers or on terms, which are typically net 30, to fiscally sound third party financing companies, institutions or well established corporate customers. Our per procedure fees inclusive of a disposable patient interface are typically sold for terms net 30 days from shipment. International customers, primarily distributors, have typically paid with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms, with the number of international distributors qualifying for credit expanding each quarter.

We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.7% and 1.9% at June 30, 2006 and December 31, 2005 respectively.

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

Debt

On August 4, 2005, we established a new revolving line of credit, which allows for maximum borrowing of $10.0 million, with a $1.5 million sub-limit to secure cash management services and a $1.0 million sub-limit to secure letters of credit. The line of credit has a variable rate of interest equal to the bank’s prime rate (8.25% at June 30, 2006) and matures August 3, 2006. The line of credit did not have an outstanding balance as of June 30, 2006 and contains covenants for minimum quick ratio and profitability with which we were in compliance on June 30, 2006.

Contractual Obligations

The following summarizes our long-term contractual obligations as of June 30, 2006:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Contractual Obligations
Operating leases	$17,090	$1,587	$3,295	$3,550	$8,658
Royalty payments (1)	677	124	226	218	109
Employment agreement with Robert Palmisano, CEO	1,404	535	869

	$19,171	$2,246	$4,390	$3,768	$8,767

(1)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the uncertainty of the timing and amount of our future earnings, if any. Accordingly, based upon available evidence and the criteria set forth in SFAS 109, Accounting for Income Taxes, we have established full deferred tax asset valuation allowances as of June 30, 2006 and December 31, 2005 to reflect these uncertainties. Management will continue to assess the available evidence related to the realization of deferred tax assets and at such time we determine that it is more likely than not that deferred taxes will be realized, a tax benefit will be realized and the valuation allowance will be released.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.7% and 1.9% at June 30, 2006 and December 31, 2005, respectively. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $502,000 or 0.8% of total revenues in the six months ended June 30, 2006 as compared to $454,000 or 1.0% of total revenues in the six months ended June 30, 2005. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

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

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2006 and December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was effective for us beginning in our first quarter of fiscal 2006 and we use the modified prospective application method. Under SFAS 123R, unearned deferred stock compensation for non-employees will continue to be periodically remeasured through the vesting date. This periodic remeasurement could have a significant impact on our results of operations. We believe that the adoption of SFAS 123R will result in stock-based compensation in 2006 of approximately $6.0 million, the majority of which will arise from the adoption of SFAS 123R, as compared to approximately $2.1 million of stock-based compensation recognized in 2005. However, actual results may vary depending upon 2006 stock option grants and stock compensation programs.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN 48 and its impact on our condensed consolidated financial statements.

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

Some consumers may choose not to undergo LASIK surgery due to concerns with the safety and efficacy of an elective surgery in general or the LASIK procedure in particular, due to concerns about price or due to their belief that improved technology or alternative methods of treatment will be available in the near future. LASIK surgery itself can result in potential complications and side effects, such as post-operative discomfort, unintended over- or under-corrections, disorders in corneal healing, undesirable visual sensations caused by bright lights, glare or halos and dry eye.

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

LASIK surgeons also must determine that the advantages and benefits of our product offering outweigh the increased costs associated with switching to our technology from the microkeratome. The microkeratome device costs between $40,000 and $60,000 per device, and, because the devices must be cleaned after each patient use and must be returned to the manufacturer for any service, LASIK surgeons typically purchase multiple devices to ensure a device is available for each surgery being performed. In comparison, the list price of our laser is approximately $425,000. Additionally, using the microkeratome results in a cost between $25 and $50 per procedure to purchase the disposable blades, while our per procedure fee inclusive of a disposable patient interface costs new LASIK surgeons approximately $160 per procedure. The additional costs associated with our product offering could hinder continued adoption of our technology by LASIK surgeons, which would have a material adverse effect on our business, financial condition and results of operations.

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

We are growing rapidly. In the three months ended June 30, 2006 we sold or leased 52 lasers and sold approximately 119,000 per procedures fees inclusive of a disposable patient interface. In 2005 we sold or leased 156 lasers and sold approximately 338,000 per procedure fees inclusive of a disposable patient interface; and in 2004, we sold or leased 111 lasers and sold approximately 192,000 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

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

Our international sales commenced in 2003 and represented 44% and 40% of our total revenues in the six months ended June 30, 2006 and 2005, respectively. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe, South America and the Middle East.

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

Although we were profitable in the six months ended June 30, 2006 and in 2005, we have incurred significant operating losses in each previous full year, prior to 2005, since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004 and $12.0 million in 2003. As of June 30, 2006, we had an accumulated deficit of approximately $45.1 million. In order to maintain profitability, we will need to continue to increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our IntraLase® FS laser. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

Changes to our accounting for stock options will adversely affect our earnings and may adversely affect stock price.

We adopted SFAS No. 123R, Share Based Payment, using the modified prospective transition method, which required the application of the accounting standard in the first quarter of fiscal year 2006. Our Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS No. 123R and in accordance with the modified prospective transition method, the Financial Statements presented in prior periods have not been restated to reflect, and they do not include, the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2006 was $2,835,244 as compared to stock-based compensation of $1,085,506 in the six months ended June 30, 2005. We believe the adoption of SFAS No. 123R will result in total stock-based compensation of approximately $6.0 million in 2006 as compared to stock-based compensation of $2.1 million in 2005 and therefore will have a material impact on our results of operations.

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

(a)	Evaluation of disclosure controls and procedures

As of June 30, 2006, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a Company have been detected.

(b)	Changes in internal controls

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 21, 2006, we received a written notice from Escalon asserting that we were in default under the license agreement by reason of alleged improper valuation of accounts receivable in our royalty payments as well as our alleged refusal to permit Escalon to audit our books and records (the “Default Notice”). The Default Notice appears to threaten termination of the license agreement if the accounts receivable deductions taken against royalty payments for each of the first three quarters of 2005 are not paid within fifteen days of the date of the letter. However, to date Escalon has refused to confirm this or provide us with the amount it believes is required to cure the alleged default, despite multiple requests from us. The Default Notice also threatened termination if Escalon was not satisfied with respect to the resolution of its audit rights within sixty days of the date of the letter.

On February 24, 2006, the parties agreed to submit their disputes to mediation, in Delaware, under Court of Chancery Rule 174, and to stay all litigation pending the outcome of the mediation. In addition, Escalon agreed that its Termination Notice would be suspended pending the outcome of the mediation and that, should the mediation be unsuccessful, we would be afforded the full fifteen and sixty day response periods set forth in the Notice, which periods would commence ten days after the Chancery Court issued an order lifting the stay. Escalon has also agreed that the time period for responding to Escalon’s amended complaint in the Delaware Action would be tolled on the same basis.

On June 28, 2006 Escalon notified the Chancery Court that the mediation was unsuccessful, resulting in a lifting of the stay effective July 19, 2006. Accordingly, the parties’ Delaware Chancery Court litigation will proceed, and the cure periods in Escalon’s February termination notice have begun to run. The Chancery Court has agreed to conduct an expedited trial of the parties’ audit dispute in late August, 2006.

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

On August 23, 2004, the United States Patent and Trademark Office (PTO) granted a request for reexamination with respect to US Patent RE 37,585, one of the four U.S. patents licensed to us by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. On July 25, 2006, the USPTO terminated the proceedings favorable to the Patent Owner, the University of Michigan, by issuing a document entitled “Notice of Intent to Issue Ex Parte Reexamination Certificate” (NIRC). In the NIRC, the PTO confirmed the patentability of the RE 37,585 claims as amended during the reexamination.

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

Our 2005 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 23, 2006. At the Annual Meeting, our stockholders: (a) elected two Class II Directors with terms expiring at the 2009 Annual Meeting of Stockholders; (b) approved amendments to our 2004 Stock Incentive Plan; (c) approved an additional two million shares of common stock for issuance under our 2004 Stock Incentive Plan and (d) ratified the appointment of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2005.

Following the Annual Meeting, two Class I Directors, having terms expiring in 2008, and three Class III Directors, having terms expiring in 2007, continued in office.

The following tables set forth the results of voting at the Annual Meeting:

(1)	The election of the two nominated directors to hold office until the annual meeting in 2009.

Board Member	For	Withheld
William J. Link	24,749,353	1,917,042
Gilbert H. Kliman	24,745,507	1,920,888

(2)	The approval of amendments to our 2004 Stock Incentive Plan.

For	Against	Abstained	Non-Votes
15,352,644	8,189,919	20,176	3,103,656

(3)	The approval of an additional two million shares of common stock for issuance under our 2004 Stock Incentive Plan.

For	Against	Abstained	Non-Votes
12,687,194	10,850,236	25,309	3,103,656

(4)	The ratification of the appointment of Deloitte & Touche, LLP as our independent public accountants for 2006.

For	Against	Abstained	Non-Votes
26,569,633	90,212	6,550	—

Item 6	Exhibits

Exhibit No.	Description

10.1	Amended and Restated 2004 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2006

INTRALASE CORP.
(Registrant)

/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer

/s/ Shelley B. Thunen
Shelley B. Thunen
Executive Vice President and Chief Financial Officer