Form 10-Q
period 2006-09-30
INTRALASE CORP
filed 2006-10-31
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,732,538 shares of common stock, $0.01 par value, outstanding as of October 27, 2006.

INTRALASE CORP.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

IntraLase Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$8,751,673	$11,198,665
Marketable securities	67,000,000	35,000,000
Accounts receivable—Net of allowance for doubtful accounts of $341,321 (September 30, 2006) and $269,308 (December 31, 2005)	22,158,094	13,575,776
Inventories, Net	15,053,472	13,471,961
Prepaid expenses and other current assets	3,604,878	3,190,412

Total current assets	116,568,117	76,436,814

Marketable securities	25,000,000	44,000,000
Property, plant and equipment—Net	13,973,324	12,422,428
Equipment under operating leases—Net of accumulated depreciation of $1,671,683 (September 30, 2006) and $1,155,270 (December 31, 2005)	3,831,681	3,681,099
Other assets	6,000,697	3,087,216

Total	$165,373,819	$139,627,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,150,633	$4,830,731
Accrued expenses (including deferred rent and lease incentives of $323,281 at September 30, 2006 and $311,298 at December 31, 2005)	9,036,202	7,805,567
Deferred revenues	5,436,032	3,874,335

Total current liabilities	22,622,867	16,510,633

Deferred rent, lease incentives and deferred interest	4,158,738	3,964,894
Deferred revenues	547,852	1,179,466

Total liabilities	27,329,457	21,654,993
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding at September 30, 2006 and December 31, 2005
Common stock, $0.01 par value—45,000,000 shares authorized; 28,730,200 (September 30, 2006) and 28,073,627 (December 31, 2005) shares issued and outstanding	287,302	280,736
Additional paid-in capital	180,987,731	173,941,312
Deferred stock-based compensation	(1,033,785)	(2,235,113)
Receivable from sale of stock to officers and employees	(64,529)	(138,747)
Accumulated deficit	(42,132,357)	(53,875,624)

Total stockholders’ equity	138,044,362	117,972,564

Total	$165,373,819	$139,627,557

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues	$32,292,884	$22,887,794	$94,526,864	$67,071,736
Costs of goods sold (1)	14,552,672	10,526,099	42,545,747	31,492,389

Gross margin	17,740,212	12,361,695	51,981,117	35,579,347

Operating expenses:
Research and development (1)	4,431,294	2,792,796	11,715,998	8,391,190
Selling, general and administrative (1)	11,452,216	7,873,064	31,318,270	23,410,896

Total operating expenses	15,883,510	10,665,860	43,034,268	31,802,086

Income from operations	1,856,702	1,695,835	8,946,849	3,777,261
Interest and other income, net
Interest expense	(63,167)	(79,255)	(209,394)	(257,903)
Interest income	1,255,793	841,769	3,374,965	2,191,052
Other income, net	14,446	8,743	31,600	170,083

Interest and other income, net	1,207,072	771,257	3,197,171	2,103,232

Income before provision for income taxes	3,063,774	2,467,092	12,144,020	5,880,493
Provision for income taxes	110,186	77,183	400,753	184,591

Net income	$2,953,588	$2,389,909	$11,743,267	$5,695,902

Net income per share – basic	$0.10	$0.09	$0.41	$0.21

Net income per share – diluted	$0.09	$0.08	$0.38	$0.18

Weighted average shares outstanding – basic	28,623,353	27,621,700	28,448,739	27,222,794

Weighted average shares outstanding – diluted	31,201,878	31,216,624	31,149,795	31,158,180

(1) Amounts include stock-based compensation expenses, as follows:

Costs of goods sold	$167,231	$23,097	$443,446	$86,226
Research and development	536,904	15,286	1,259,022	193,415
Selling, general and administrative	1,369,514	81,581	3,206,425	925,829

	$2,073,649	$119,964	$4,908,893	$1,205,470

See accompanying notes to financial statements.

IntraLase Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$11,743,267	$5,695,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,479,788	2,942,568
Loss on disposition of property, plant and equipment	20,717	—
Provision for bad debt expense	98,863	84,306
Stock-based compensation	4,908,893	1,205,470
Amortization of technology license	272,245	209,276
Changes in operating assets and liabilities:
Accounts receivable	(8,681,181)	(4,540,821)
Prepaid expenses and other current assets	(414,466)	44,545
Inventories	(1,581,511)	(5,566,187)
Other assets	(3,185,725)	(185,631)
Accounts payable	3,319,902	(220,671)
Deferred rent, lease incentives and deferred interest	480,376	3,965,365
Accrued expenses	944,103	1,378,468
Deferred revenues	930,083	1,410,658

Net cash provided by operating activities	12,335,354	6,423,248

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,880,235)	(10,191,019)
Proceeds from disposition of property, plant and equipment	50,337	—
Purchase of equipment under operating leases	(1,372,085)	(1,265,316)
Purchase of marketable securities	(40,075,108)	(59,896,500)
Proceeds from maturities of marketable securities	27,075,108	43,896,500

Net cash used in investing activities	(18,201,983)	(27,456,335)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	2,635,836	1,384,615
Net proceeds from the issuance of stock under the employee stock purchase plan	709,583	671,697
Net proceeds from collection of receivable - sale of stock to officers and employees	74,218	699,943
Payments for issuance costs associated with 2004 common stock offering	—	(17,798)

Net cash provided by financing activities	3,419,637	2,738,457

Net decrease in cash and cash equivalents	$(2,446,992)	$(18,294,630)
Cash and cash equivalents—beginning of year	11,198,665	26,014,926

Cash and cash equivalents—end of period	$8,751,673	$7,720,296

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$209,394	$257,903

Cash paid during the year for income taxes	$89,069	$308,514

See accompanying notes to financial statements.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

1.	Basis of Presentation

The information set forth in these financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, is unaudited and includes the accounts of IntraLase Corp. (the “Company”). The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Laser revenues: Revenues from the sale or lease of lasers are recognized at the time of sale or at the inception of the lease, as appropriate. For laser sales that require the Company to install the product at the customer location, revenue is recognized when the equipment has been delivered, installed and accepted at the customer location. For laser sales to a distributor whereby installation is the responsibility of the distributor, revenue is recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the first quarter of 2006 that were sold prior to the availability of the Company’s 60 kilohertz upgrade, the fair value of the upgrade was deferred and revenue has been or will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. During the third quarter of 2006, a limited number of customers ordered an IntraLase laser with IntraLase Enabled Keratoplasty (“IEK”). For those lasers sold prior to the availability of the Company’s IEK upgrade application, the fair value of the IEK application was deferred and revenue will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. The deferrals for the 60kHz upgrade and the IEK application are consistent with the deferral of the fair value of the Company’s 30 kilohertz upgrade in the second quarter of 2005, prior to availability. The IEK application is not required for laser functionality, but provides an additional application that enables surgeons and eye banks to create corneal incisions for corneal transplant surgery. The 30 and 60 kilohertz upgrades are also not required for laser functionality but do increase the speed of the procedure. The Company does not allow customers, including distributors, to return any products. Some customers finance the purchase or rental of the Company’s lasers over periods up to four years directly from the Company. These financing agreements are classified as either operating leases or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Under sales-type lease agreements, where ownership is transferred to the lessee at the end of the lease term, laser revenues are recognized based on the net present value of the contractual lease payments upon installation and customer acceptance. Revenues from lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

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

Revenue Recognition under Bundled Arrangements: The Company sells many of its products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual arrangements typically include the laser and maintenance for which the customer pays a single negotiated price for all elements with separate prices listed in the multiple element customer contracts. Such separate prices may not always be representative of the fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Revenues under bundled arrangements are allocated based upon the residual method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company’s revenue allocation to the deliverables begins by allocating revenues to the maintenance service and upgrades, for the short periods during which upgrades are not available, and lastly by allocating revenue to the laser. There is reliable third-party and entity-specific evidence of the fair value of the maintenance service and upgrades, and the residual method is used to allocate the arrangement consideration to the delivered item (the laser). Fair value evidence for maintenance consists of amounts charged for annual renewals of maintenance agreements by the Company (as maintenance is required for the customer to use the laser), prices the Company’s third party distributors charge their customers and amounts charged for maintenance by excimer laser manufacturers, for which maintenance may be different than the maintenance on the Company’s lasers. Fair value evidence for the upgrades is the average upgrade price received from the Company’s customers for previously installed or ordered upgrades.

Stock-Based Compensation—In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The adoption of SFAS No. 123R is required in fiscal years beginning after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method, which provides for only current and future period stock-based compensation awards to be measured and recognized at fair value. Refer to Footnote 9 – Stock-Based Compensation for additional discussion and disclosure.

Net Income per Share—Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed giving effect to all common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock, if dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,953,588	$2,389,909	$11,743,267	$5,695,902

Denominator:
Basic net income per share – weighted average shares outstanding	28,623,353	27,621,700	28,448,739	27,222,794

Effect of dilutive securities:
Weighted average dilutive options outstanding	2,578,525	3,594,924	2,701,056	3,935,386

Total weighted-average number of shares used in computing net income per share—diluted	31,201,878	31,216,624	31,149,795	31,158,180

Comprehensive Income—There was no difference between comprehensive income and net income for the three and nine months ended September 30, 2006 and 2005.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

The following table summarizes revenues by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
United States	$16,721,954	$11,966,404	$51,644,236	$38,409,799
Asia Pacific	6,881,780	6,280,354	18,862,678	14,191,597
Europe	6,989,893	4,000,458	18,906,276	11,985,558
Other	1,699,257	640,578	5,113,674	2,484,782

	$32,292,884	$22,887,794	$94,526,864	$67,071,736

Substantially all of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25’). SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was effective for the Company beginning in its first quarter of fiscal 2006 and the Company uses the modified prospective application method. Refer to Footnote 9 – Stock-Based Compensation for additional discussion and disclosure.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The adoption of SFAS No. 154 did not have a significant impact on the Company’s financial statements.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on the Company’s financial statements.

3.	Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities are as follows:

	September 30, 2006	December 31, 2005
Cash and money market funds	$8,751,673	$11,198,665
Agency bonds – short-term	$67,000,000	$35,000,000
Agency bonds – long-term	$25,000,000	$44,000,000

At September 30, 2006, all of the Company’s investments are classified as held-to-maturity and are reported at amortized cost that approximates fair value as the Company has the positive intent and ability to hold these securities to maturity. As of September 30, 2006 and December 31, 2005, the long term agency bonds had maturity dates within 24 months and all other investments had maturities within 12 months.

4.	Revenues

Revenues from product sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Laser revenues	$14,149,510	$11,050,416	$44,037,012	$32,537,211
Per procedure revenues (inclusive of a disposable patient interface)	15,166,875	9,736,561	42,832,020	28,871,608
Maintenance revenues	2,976,499	2,100,817	7,657,832	5,662,917

	$32,292,884	$22,887,794	$94,526,864	$67,071,736

5.	Inventories

Inventories are as follows:

	September 30, 2006	December 31, 2005
Raw materials	$4,200,547	$3,973,984
Work-in-process	7,444,549	6,275,690
Finished goods	3,408,376	3,222,287

	$15,053,472	$13,471,961

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

Amounts charged to expense for excess and obsolete inventories were $863,000 and $880,000 for the nine months ended September 30, 2006 and 2005, respectively.

6.	Other Assets

Other assets are as follows:

	September 30, 2006	December 31, 2005
Notes receivable	$4,611,982	$1,650,101
Other	1,388,715	1,437,115

	$6,000,697	$3,087,216

The Company provides long-term financing under sales-type lease arrangements for certain customers. The Company had approximately $6.5 million and $2.2 million of notes receivable outstanding at September 30, 2006 and December 31, 2005, respectively, under sales-type lease arrangements. Approximately $4.6 million and $1.7 million of these balances were due to be paid after one year, respectively, with the balance due within one year. The Company includes the portion of receivables and long-term notes due to be paid within one year in prepaid expenses and other current assets and the remaining balance in long term other assets in the accompanying balance sheets. Total deferred interest of $844,000 and $310,000 was outstanding at September 30, 2006 and December 31, 2005, respectively, resulting in total notes receivable, net of interest of $5.6 million and $1.8 million at September 30, 2006 and December 31, 2005, respectively. The Company records interest during the sales-type lease term using a market rate of interest.

7.	Accrued Expenses

Accrued expenses are as follows:

	September 30, 2006	December 31, 2005
Customer deposits	$252,915	$602,058
Payroll and related accruals	4,458,425	3,716,054
Royalties	1,545,908	1,183,399
Product warranties	659,225	603,054
Other	2,119,729	1,701,002

	$9,036,202	$7,805,567

Warranty liability activity for the nine months ended September 30, was as follows:

	2006	2005
Balance—January 1	$603,054	$373,715
Warranty claims and expenses	(764,082)	(578,070)
Provisions for warranty expense	820,253	841,899

Balance—September 30	$659,225	$637,544

8.	Commitment and Contingencies

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

September 30, 2006

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

Employment Agreement — In February of 2006, the Company entered into a new three-year employment agreement with the Chief Executive Officer of the Company, which took effect in April of 2006, upon expiration of his previous contract. The new employment agreement provides for minimum annual payments of $472,500 plus reimbursement for certain expenses.

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

On March 1, 2005, the court in the First California Action entered a summary judgment order, ruling on the majority of issues in the case. The court ruled in the Company’s favor on some issues and in Escalon’s favor on others. On April 1, 2005 Escalon again attempted to terminate the license agreement. On April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment in the First California Action, in effect adopting its prior summary judgment rulings. This ended the First California Action. Of the approximately $645,000 demanded by Escalon through March 31, 2004, approximately $229,000 was found to be due under the court’s rulings in the First California Action. The Company has timely paid this amount. The Company does not believe that the judgment in the First California Action will have a material adverse effect on its business, financial condition and results of operations. The decision in the First California Action, if upheld, represents an increase in royalties payable to Escalon of approximately 0.2% of revenues, and a concomitant 0.2% reduction in gross margins and operating profits. These effects have been reflected in the Company’s reported financial results. The Company has appealed certain aspects of the court’s judgment in the First California Action to the United States Court of Appeals for the Ninth Circuit.

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

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

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

On September 2, 2005, Escalon and Escalon Holdings, Inc. commenced an action against the Company in the Delaware Chancery Court under section 220 of the Delaware Corporation Law (the “220 Action”). In the 220 Action, Escalon seeks to inspect the Company records described in the Section 220 Demands. The crux of Escalon’s position appears to be that the amount of royalties which Escalon receives under its contract with the Company is less than what it believes it would receive if receivables were valued under the contract the same way they are valued on the Company’s financial statements, and that therefore the Company is purportedly overstating the value of receivables on its financial statements to the detriment of shareholders. The question of the proper valuation of receivables under the contract is already the subject of pending litigation between the Company and Escalon. The Company does not believe that a disruptive inspection of its proprietary business records would have a bearing on the resolution of this contract dispute. The Company contends that the 220 Action is an Escalon litigation tactic intended to benefit Escalon in its capacity as a litigant by allowing it to circumvent existing contractual limitations on its inspection rights. The Company believes this is an improper basis for a demand under section 220 of the Delaware corporation statute, and is defending the 220 Action vigorously. Trial of the 220 Action is presently scheduled for January 4, 2007.

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

On June 28, 2006 Escalon notified the Chancery Court that the mediation was unsuccessful, resulting in a lifting of the stay effective July 19, 2006. Accordingly, the parties’ Delaware Chancery Court litigation will proceed, and the cure periods in Escalon’s February termination notice began to run as of July 19, 2006.

By agreement of the parties, the Chancery Court agreed to separate, and conduct an expedited trial of, just the parties’ audit dispute. However, prior to commencement of the audit dispute trial (which had been scheduled for August 30, 2006), the parties entered into a Court-approved stipulation (“Audit Stipulation”) which provided an agreed framework for exercise of Escalon’s audit rights, thereby avoiding the need for a trial. Among other things, the Audit Stipulation requires that Escalon’s auditors exercise independent professional judgment when conducting an audit. Escalon’s audit commenced on September 5, 2006. The Company believes commencement of the audit effectively cured the audit default alleged by Escalon (which the Company disputes), although there can be no assurance that Escalon will not continue to allege that the audit failed to satisfy its audit rights, in which event the dispute would be resolved by the Court.

As noted above, Escalon did not provide the Company with a cure amount for its alleged payment default, and did not respond to the Company’s written request that it confirm a methodology for calculating an amount. Although the Company does not believe a default exists, the Company has, in good faith, timely deposited into escrow an amount that is the Company’s best estimate of Escalon’s demand. The escrow fund may be distributed only by order of a court or by agreement of the parties.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

The Company believes Escalon will persist in attempting to terminate the license agreement. Termination of the Escalon license agreement could have a material adverse effect on the Company’s business, financial condition and results of operations.

On May 24, 2005, Ari Weitzner M.D., P.C., a Brooklyn ophthalmologist, commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, purportedly as a class action, alleging that the Company violated the Telephone Consumer Protection Act (TCPA) by sending unsolicited fax advertisements in violation of the TCPA. The complaint seeks statutory damages, costs and attorneys fees. The TCPA provides for statutory damages of $500 per violation ($1,500 if knowing and willful). The Company is contesting the Weitzner action vigorously.

On August 23, 2004, the United States Patent and Trademark Office (PTO) granted a request for reexamination with respect to US Patent RE 37,585, one of the four U.S. patents licensed to the Company by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. On July 25, 2006, the PTO terminated the proceedings favorable to the Patent Owner, the University of Michigan, by issuing a document entitled “Notice of Intent to Issue Ex Parte Reexamination Certificate” (NIRC). In the NIRC, the PTO confirmed the patentability of the RE 37,585 claims as amended during the reexamination.

The Company is also currently involved in other litigation incidental to its business. In the opinion of management, the ultimate resolution of such litigation will not likely have a significant effect on the Company’s financial statements.

9.	Stock-Based Compensation

Stock Option Plans—The Company has four stock option plans: (i) the 1997 Stock Option Plan under which nonstatutory or incentive stock options to acquire shares of the Company’s stock may be granted to employees and non-employees of the Company, (ii) the 2000 Stock Incentive Plan, which provides for granting of options that vest over time, (iii) the 2000 Executive Option Plan provides for the granting of options which vest after the earlier of seven years or upon the grantee’s achievement of present goals or milestones (performance-based stock awards) and (iv) the 2004 Stock Incentive Plan for granting nonstatutory or incentive stock options, restricted stock, stock appreciation rights, performance shares and performance units to employees, directors and consultants. The plans permitted the issuance of options for the purchase of up to 1,309,213 shares of common stock, 5,772,224 shares of common stock, 721,528 shares of common stock, and 5,607,640 shares of common stock, respectively.

At September 30, 2006, there were 3,250,117 shares available for future grant under the 2004 Stock Incentive Plan. Future grants under the three other stock option plans described above are no longer authorized.

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

For the nine months ended September 30, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Stock-based awards to non-employees were recorded using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards under SFAS No. 123, net income would have been as follows for the periods ended:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$2,389,909	$5,695,902
Add: Stock-based employee compensation expense included in reported net income	230,179	1,294,761
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,981,664)	(4,120,681)

Pro forma net income	$638,424	$2,869,982

Net income per share—basic, as reported	$0.09	$0.21

Pro forma net income per share—basic	$0.02	$0.11

Net income per share—diluted, as reported	$0.08	$0.18

Pro forma net income per share—diluted	$0.02	$0.09

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life (1)	75 months	75 months	75 months	65 months
Risk-free rate of return	4.8%	4.0%	4.8%	4.0%
Stock volatility	47%	52%	49%	58%
Dividends	none	none	none	none

(1).	Expected life of six months for employee stock purchase plan in 2006 and 2005

As of September 30, 2006, there was $19,206,236 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans in addition to the deferred stock-based compensation for non-employees described below. That cost is expected to be recognized over a weighted average period of 3.1 years.

The weighted-average fair value of option awards granted during the three and nine months ended September 30, 2006 were approximately $9.47 per share and $10.98 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 were $2,081,200 and $8,846,031, respectively.

Cash received from share option exercises under stock-based payment plans for the nine months ended September 30, 2006 was $2,635,839. The Company did not realize any tax benefit, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

IntraLase Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

Stock Option Activity—A summary of the Company’s stock option activity for the nine months ended September 30, 2006 follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding—January 1, 2006	5,504,615	$7.73
Granted	111,199	$18.25
Forfeited	(59,037)	$11.44
Exercised	(342,746)	$3.05

Outstanding—March 31, 2006	5,214,031	$8.22	7.73	$78,106,184

Granted	1,199,025	$22.21
Forfeited	(57,461)	$13.98
Exercised	(88,262)	$5.22

Outstanding—June 30, 2006	6,267,333	$10.69	7.93	$45,769,997

Granted	338,318	$17.74
Forfeited	(123,101)	$17.79
Exercised	(171,145)	$6.60

Outstanding—September 30, 2006	6,311,405	$11.04	7.75	$57,132,118

Exercisable—September 30, 2006	3,424,384	$7.07	6.93	$43,892,227

Deferred stock-based compensation is included as a component of stockholders’ equity and includes options granted to non-employees that are accounted for in accordance with SFAS No. 123R and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The market value of the underlying common stock is remeasured during each reporting period and the excess of the fair value over the option exercise price is charged to operations ratably over the remaining period in which the awards vest. As of September 30, 2006, the total remaining deferred compensation of $1,033,785 is subject to periodic remeasurement.

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

Overview

Background

We are a medical device company focused on the design, development and marketing of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is primarily used to create the corneal flap in the first step of LASIK surgery. IntraLase lasers are also used in corneal transplants and other surgical approaches to the treatment of diseased corneas, and we continue to explore other potential ophthalmic applications. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our IntraLase® FS laser, our IntraLASIK® software and our disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003.

Our quarterly laser sales or leases, cumulative lasers installed and approximate per-procedure patient interface units in 2006, 2005 and 2004 were as follows:

	2006			2005				2004
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Laser Sales/Leases Per Quarter	47	52	49	44	34	39	39	37	27	30	17

Cumulative Lasers Installed (1)	518	471	419	371	327	293	254	217	180	153	123

Total Per-procedure Fees, Inclusive of Disposable Patient Interface, Sold	132,000	119,000	112,000	95,000	83,000	85,284	75,188	52,418	49,927	48,422	41,094

(1)	Installed base does not represent cumulative sales since existing customers bought lasers in the first quarters of 2006 and 2005 to retire original purchases.

We were profitable for the nine months ended September 30, 2006 with net income of $11.7 million. We had net income of $9.5 million in 2005 and we incurred net losses of $10.2 million in 2004. As of September 30, 2006, we had an accumulated deficit of approximately $42.1 million.

Revenues

We generate revenues primarily from the sale or lease of our IntraLase® FS laser and the sale of our per procedure fees inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	Units	Revenue	Units	Revenue	Units	Revenue	Units	Revenue
IntraLase® FS laser	47	$14,149,510	34	$11,050,416	148	$44,037,012	112	$32,537,211
Per procedure fees inclusive of a disposable patient interface	132,000	15,166,875	83,000	9,736,561	363,000	42,832,020	243,472	28,871,608
Product maintenance	—	2,976,499	—	2,100,817	—	7,657,832	—	5,662,917

Total revenues		$32,292,884		$22,887,794		$94,526,864		$67,071,736

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

Terms of Sale and Revenue Recognition

Laser

•	Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases or sales-type leases. Leases typically have terms of up to four years, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or on terms, typically net 30 days from acceptance, to fiscally sound third party financing companies, institutions or well established corporate customers, or under sales-type leases over the term of the agreement. No customer accounted for more than 10% of revenue in the three or nine months ended September 30, 2006 or 2005.

In the nine months ended September 30, 2006, approximately 78% of our new domestic laser unit sales or leases were sales, representing 92% of our total domestic laser revenues, and approximately 22% were operating leases, representing 8% of our total domestic laser revenues. In comparison, in the nine months ended September 30, 2005, 65% of our new domestic laser unit sales or leases were sales, representing 93% of our total domestic laser revenues, and 35% were operating leases, representing 7% of our total domestic laser revenues.

Outside the United States, we primarily sell to our international distributors and, in selected countries, directly to LASIK surgery practices. Historically, payment terms have been cash in advance or irrevocable letters of credit; however, in the second quarter of 2005 we began selling to selected and qualified distributors on credit terms, with the dollar amount of international accounts receivable and the number of international distributors qualifying for credit generally expanding on a quarterly basis.

•

Revenue recognition. For the lasers we sell directly, we recognize revenue when the equipment has been delivered, installed and accepted at the customer location. Revenues from our leased lasers are classified as either operating or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Revenues from our lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer. Under sales-type lease arrangements, laser revenues are recognized based on the net present value of the expected cash flow after installation. For laser sales to a distributor, revenues are recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the first quarter of 2006 that were sold prior to the availability of our 60 kilohertz (kHz) upgrade, the fair value of the upgrade was deferred and revenue has been or will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. During the third quarter of 2006, a limited number of customers ordered an IntraLase laser with IntraLase Enabled Keratoplasty (“IEK”). For those lasers sold prior to the availability of the IEK upgrade application, the fair value of the IEK application was deferred and revenue will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. The IEK application is not required for laser functionality, but provides an additional application that enables surgeons and eye banks to create corneal incisions for corneal transplant surgery. The deferrals for the 60 kHz upgrade and the IEK application are consistent with the deferral of the fair value of our 30 kHz upgrade in the second quarter of 2005, prior to availability. The 30 and 60 kHz upgrades are also not required for laser functionality but do increase the speed of the procedure.

Per procedure fee inclusive of a disposable patient interface

•	Terms of sale. Our customers order per procedure fees inclusive of a disposable patient interface directly from us as needed. In the United States, payment is typically due 30 days after shipment and the per procedure fee inclusive of a disposable patient interface is non-refundable. A small percentage of our customers have agreed to a minimum monthly purchase requirement for per procedure fees. International customers, primarily distributors, have typically paid for their per procedure fees inclusive of a disposable patient interface with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms, with the number of international distributors qualifying for credit generally expanding each quarter.

•	Revenue recognition. Revenue from the sale of our per procedure fees inclusive of a disposable patient interface is recognized upon shipment, and when title has passed in accordance with the sales terms. We do not allow customers to return product.

Product maintenance

•	Terms of sale. Our product offering includes maintenance. We provide product maintenance when we sell directly or lease to customers and our international distributors provide maintenance for their territory sales. Where we provide maintenance, maintenance agreements are renewable annually (as maintenance is required for the use of our laser). When we receive prepaid maintenance funds we amortize the deferred maintenance amounts over the maintenance period.

•	Revenue recognition. Revenue from product maintenance is recognized on a straight-line basis over the term of the maintenance period.

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of September 30, 2006, we had sold or leased 310 lasers in the United States and we had sold 211 internationally, primarily in the Asia-Pacific region and Europe. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our revenues and gross margin.

Seasonality

Lasers. Sales and leases of our lasers are seasonal. The second and fourth calendar quarters are typically stronger than the first and third calendar quarters. Two of the largest ophthalmology shows for refractive surgeons, the American Society of Cataract and Refractive Surgery, or ASCRS, and the American Academy of Ophthalmology, or AAO, are typically held in the second and fourth quarters, leading prospective customers to delay purchases in the first and third quarters until they have an opportunity to attend the shows, visit with us and attend lectures and symposiums on our product offering. In 2006, the ASCRS show was held in late March of the first quarter, and the 2006 AAO is scheduled to take place in early November, during the fourth quarter. In addition, tax incentives typically help to drive U.S. capital equipment spending higher in the fourth quarter. Sales and leases of our lasers in the third quarter are generally slower as surgeons in the United States and internationally typically take increased vacation time during the summer.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	45.1	46.0	45.0	47.0

Gross margin	54.9	54.0	55.0	53.0
Operating expenses:
Research and development	13.7	12.2	12.4	12.5
Selling, general and administrative	35.5	34.4	33.1	34.9

Total operating expenses	49.2	46.6	45.5	47.4

Income from operations	5.7	7.4	9.5	5.6
Interest and other income, net	3.7	3.4	3.3	3.2

Income before provision for income taxes	9.4	10.8	12.8	8.8
Provision for income taxes	0.3	0.4	0.4	0.4

Net income	9.1%	10.4%	12.4%	8.4%

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues

Total revenues increased to $32.3 million for the three months ended September 30, 2006 from $22.9 million for the three months ended September 30, 2005. The increase was attributable to continued market acceptance of our product offering and our continued expansion into international markets, primarily in the Asia-Pacific region and Europe, and new markets opened in South America. During the three months ended September 30, 2006, we sold or leased 47 lasers and generated $12.3 million in revenues. Additionally, our 60kHz and IEK upgrades resulted in the sale of 157 upgrades and generated $1.8 million in revenues, for total laser revenues of $14.1 million. In comparison, during the three months ended September 30, 2005, we sold or leased 34 lasers and generated $10.0 million in revenues, and our 30 kHz upgrades resulted in the sale of 45 upgrades and generated $1.1 million in revenues, for total laser revenues of $11.1 million. The average selling price per laser sold or leased in the three months ended September 30, 2006 decreased by 10% as compared to the three months ended September 30, 2005 primarily due to increased corporate center business and a higher international sales mix. The average selling price per laser excludes the deferred laser upgrades, if applicable, and the deferral of the fair value of the maintenance services from US and international direct sale laser revenue, which is amortized over the twelve month warranty period as maintenance revenue. As noted above, the average selling price sold or leased is affected by the mix between international distributor sales and is also affected by the number of leases sold as opposed to being placed as operating leases.

In the three months ended September 30, 2006, we sold approximately 132,000 per procedure fees inclusive of a disposable patient interface and generated $15.2 million in revenues. In comparison, during the three months ended September 30, 2005, we sold approximately 83,000 per procedure fees inclusive of a disposable patient interface and generated $9.7 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered the third quarter ended September 30, 2006 with an installed base of lasers that is 61% larger as compared to the beginning of the same period in 2005. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US and direct international customers that we service and increased sales of parts to distributors led to an increase in our maintenance revenues to $3.0 million during the three months ended September 30, 2006, as compared to $2.1 million during the three months ended September 30, 2005. We expect our maintenance revenues to continue to increase as the installed base of lasers in the US and lasers directly serviced outside the US increases.

Gross Margin

Gross margin, as a percentage of total revenues was 55% in both the three months ended September 30, 2006 and the three months ended September 30, 2005. While average selling prices for lasers and patient interface products decreased, gross margin remained the same due to lower production and material costs for laser and patient interface products.

We expect gross margins to improve as the percentage of total revenues derived from per procedure fees inclusive of a disposable patient interface is expected to increase as a percentage of total revenues.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses increased by $1.6 million to $4.4 million in the three months ended September 30, 2006 from $2.8 million in the three months ended September 30, 2005. This increase resulted primarily from higher consulting service and support fees associated with clinical studies and consulting of $725,000, higher stock-based compensation of $522,000, higher salaries and compensation of $247,000 and increased research and development equipment expense of $134,000.

We expect research and development expenses as a percentage of our revenues incurred in future years will be lower than the percentage incurred in the three months ended September 30, 2006 and closer to or lower than the percentage of revenues incurred in the nine months ended September 30, 2006. We also expect that the dollar amount of our research and development expenses will continue to increase in future years as we continue to develop, enhance and commercialize new and existing products, product enhancements and applications. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology, legal and human resources. Selling, general and administrative expenses increased by $3.6 million to $11.5 million in the three months ended September 30, 2006 from $7.9 million in the three months ended September 30, 2005. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $1.6 million, higher stock-based compensation expense of $1.3 million and higher marketing expenses of $458,000.

We expect selling, general and administrative expenses, which are primarily driven by sales and marketing expenses, to decline slightly as a percentage of revenues, although we expect the dollar amount to increase in the future as a result of continued growth in our sales and support infrastructure to support projected growth in revenues.

Interest and other income, net

Interest and other income, net consists primarily of interest earned on investments in cash, cash equivalents and marketable securities offset by interest expense. Interest and other income, net increased by $436,000 to $1.2 million of income in the three months ended September 30, 2006 from income of approximately $771,000 in the three months ended September 30, 2005 due to higher interest income earned from higher average investment balances with higher applicable average interest rates.

Provision for income taxes

During the three months ended September 30, 2006, we recorded a 3.6 percent tax provision in the amount of $110,000, which was a similar percentage to our tax provision in the three months ended September 30, 2005. Our effective tax rate of 3.6 percent is primarily due to changes in the valuation allowance recorded against certain deferred tax assets primarily related to net operating loss carryforwards.

We believe that our cumulative losses, when evaluated in connection with other qualitative factors and uncertainties concerning our business and industry, provide more negative evidence than positive evidence regarding the eventual realizability of the tax benefit of our net operating loss carryforwards as of September 30, 2006. However, under certain conditions, including continued profitability in the next several quarters, we believe that it is possible that our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses and that such a conclusion may be reached as soon as early 2007. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to start reversing some or all of the remaining net operating loss valuation allowance into income as a credit to tax expense except for a portion of the net operating loss valuation allowance associated with stock option transactions that will be reversed with a credit to stockholders’ equity.

Stock-Based Compensation

In December 2004, FASB issued SFAS No 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R was effective for us beginning in the first quarter of fiscal 2006 and we used the modified prospective application method. In addition, we expect to incur stock-based compensation expenses, primarily for options granted to non-employees, that may decrease or increase quarterly, depending upon future fluctuations in our stock price. Similar to the historical accounting, unearned deferred stock compensation for non-employees continues to be periodically remeasured through the vesting date under SFAS No. 123R. This periodic remeasurement could have a significant impact on our results of operations. See “—Critical Accounting Policies—Stock-Based Compensation” and Note 2 and Note 9 to our financial statements contained elsewhere within this Form 10-Q for further discussion. Management estimates that stock-based compensation expense in 2006 will be $6.5 million, the majority of which will arise from the adoption of SFAS No. 123R, as compared to approximately $2.1 million of stock-based compensation expense recognized in 2005. However, actual results may vary depending upon 2006 stock option grants, stock compensation programs and the fluctuation in our stock price.

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenues

Total revenues increased to $94.5 million for the nine months ended September 30, 2006 from $67.1 million for the nine months ended September 30, 2005. The increase was attributable to continued market acceptance of our product offering and our continued expansion into international markets, primarily in the Asia-Pacific region and Europe, and new markets opened in South America. During the nine months ended September 30, 2006, we sold or leased 148 lasers and generated $40.5 million in revenues. Additionally, our 60 kHz, 30 kHz and IEK upgrades resulted in the sale of 278 upgrades and generated $3.5 million in revenues, for total laser revenues of $44.0 million. In comparison, during the nine months ended September 30, 2005, we sold or leased 112 lasers and generated $31.4 million in revenues, and our 30 kHz upgrades resulted in the sale of 45 upgrades and generated $1.1 million in revenues, for total laser revenues of $32.5 million. The average selling price per laser sold or leased in the nine months ended September 30, 2006 decreased by 2% as compared to the nine months ended September 30, 2005 primarily due to increased corporate center business and a higher international sales mix.

In the nine months ended September 30, 2006, we sold approximately 363,000 per procedure fees inclusive of a disposable patient interface and generated $42.8 million in revenues. In comparison, during the nine months ended September 30, 2005, we sold approximately 243,000 per procedure fees inclusive of a disposable patient interface and generated $28.9 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered 2006 with an installed base of lasers seventy percent larger as compared to the beginning of same period in 2005.

The increase in our installed base of lasers in the US and direct international customers that we service and increased sales of parts to distributors led to an increase in our maintenance revenues to $7.7 million during the nine months ended September 30, 2006, as compared to $5.7 million during the nine months ended September 30, 2005.

Gross Margin

Gross margin, as a percentage of total revenues, increased to 55% in the nine months ended September 30, 2006 from 53% in the nine months ended September 30, 2005. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 45% of total revenues in the nine months ended September 30, 2006 from 43% of total revenues in the nine months ended September 30, 2005, along with lower production and material costs for laser and patient interface products.

Research and Development

Research and development expenses increased by $3.3 million to $11.7 million in the nine months ended September 30, 2006 from $8.4 million in the nine months ended September 30, 2005. This increase resulted primarily from consulting service and support fees associated with clinical studies and consulting of $1.4 million, higher stock-based compensation expense of $1.1 million and increased personnel costs of $836,000.

Selling, General and Administrative

Selling, general and administrative expenses increased by $7.9 million to $31.3 million in the nine months ended September 30, 2006 from $23.4 million in the nine months ended September 30, 2005. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $4.4 million; increased stock-based compensation of $2.3 million and higher marketing expenses of $1.1 million.

Interest and other income, net

Interest and other income, net increased by $1.1 million to $3.2 million in the nine months ended September 30, 2006 from $2.1 million in the nine months ended September 30, 2005 due to higher interest income earned from higher average investment balances with higher applicable average interest rates.

Provision for income taxes

During the nine months ended September 30, 2006, we recorded a 3.3 percent tax provision in the amount of $400,753, which was a similar percentage to our tax provision in the nine months ended September 30, 2005.

Liquidity and Capital Resources

General

We require capital principally for operating our business, working capital and capital expenditures for both the fixed assets used in our business and the revenue-generating assets under our operating leases. Our capital expenditures for fixed assets consist primarily of capitalization of our lasers for use in manufacturing and developing our product offering, and information technology infrastructure and equipment used to support the growth of our business. Our capital expenditures for revenue-generating assets consist of the capitalization of lasers under operating leases. Working capital is required principally to finance accounts receivable and inventory, as well as to provide long-term financing for customer sales-type leases for laser sales.

We believe that our current cash and cash equivalents, together with our marketable securities and investments and cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash included purchases of investment-grade securities, for which $92.0 million were held at September 30, 2006 with diversification among issuers and maturities ranging from one to 24 months. We maintain our cash and cash equivalents, marketable securities and investments with two major financial institutions in the United States and intend to hold our marketable securities and investments to maturity.

Net cash provided by operating activities increased by $5.9 million to $12.3 million in the nine months ended September 30, 2006 from $6.4 million of cash provided in the nine months ended September 30, 2005. The increase was primarily due to a $6.0 million increase in net income in the nine months ended September 30, 2006 over September 30, 2005. In addition, a decrease in cash used for inventory of $4.0 million, an increase in non-cash charges for stock-based compensation of $3.7 million, an increase in accounts payable of $3.5 million and an increase in depreciation and amortization primarily contributed to the increase in net cash provided by operating activities, and were offset by an increase in accounts receivable of $4.1 million, a decrease in deferred rent, lease incentives and deferred interest of $3.5 million, an increase in other assets of $3.0 million, a decrease in deferred revenues and an increase in prepaid expenses and other current assets.

Net cash used by investing activities decreased by $9.3 million to $18.2 million in the nine months ended September 30, 2006 as compared to $27.5 million used in the nine months ended September 30, 2005. The net decrease was primarily due to a decrease in the purchase of marketable securities net of proceeds of $3.0 million, a decrease in the purchase of property, plant and equipment of $6.3 million, partially offset by an increase in the purchase of equipment under operating leases of $107,000.

Net cash flows provided by financing activities were $3.4 million in the nine months ended September 30, 2006 as compared to $2.7 million in the nine months ended September 30, 2005. The $681,000 increase was primarily due to an increase in the proceeds from the exercise of stock options under employee stock plans of $1.3 million, offset by a decrease in cash received from collection of officer and employee receivables for stock sales of $626,000.

Accounts Receivable

Our accounts receivable days sales outstanding were 62 days at September 30, 2006 compared to 52 days at June 30, 2006; 61 days at March 31, 2006 and 52 days at December 31, 2005. The increase in days sales outstanding from 46 days at September 30, 2005 was due to our introduction of credit terms for selected international distributors in 2005 and 2006, further described below, and the increase in per procedure fees inclusive of a disposable patient interface, which generally have longer credit terms than lasers. Our laser sales in the U.S. are typically on the basis of cash in advance paid directly by our customers or on terms, which are typically net 30, to fiscally sound third party financing companies, institutions or well established corporate customers. Our per procedure fees inclusive of a disposable patient interface are typically sold for terms net 30 days from shipment. International customers, primarily distributors, have typically paid with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms, with the dollar amount of international accounts receivable and the number of international distributors qualifying for credit generally expanding on a quarterly basis.

We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.5% and 1.9% at September 30, 2006 and December 31, 2005 respectively.

As we further extend terms to additional international distributors and increase their credit lines, we expect day’s sales outstanding to increase, although our expectation is that days sales outstanding will remain in the range of 60 days in the short term. Additionally, as revenues from our per procedure fee inclusive of a disposable patient interface increase as a percentage of total revenues, we expect days sales outstanding to increase as we grant payment terms of a longer duration on these revenues than we do on our laser sales. As extensions of international credit and per procedure fees inclusive of a disposable patient interface revenues increase, we will be exposed to an increased risk of not receiving payment on time for a portion of our sales. In addition, as the percentage of our revenues with longer credit terms increase, we will use more capital resources to fund the increase in accounts receivable outstanding.

Debt

We have no outstanding debt or credit banking facilities as of September 30, 2006.

Contractual Obligations

The following summarizes our long-term contractual obligations as of September 30, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Operating leases	$16,686	$1,582	$3,326	$3,591	$8,187
Royalty payments (1)	673	124	222	218	109
Inventory purchase commitments	583	583	—	—	—
Employment agreement with Robert Palmisano, CEO	1,359	535	824	—	—

	$19,301	$2,824	$4,372	$3,809	$8,296

(1)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the uncertainty of the timing and amount of our future earnings, if any. Accordingly, based upon available evidence and the criteria set forth in SFAS 109, Accounting for Income Taxes, we have established full deferred tax asset valuation allowances as of September 30, 2006 and December 31, 2005 to reflect these uncertainties. As noted above, management will continue to assess the available evidence related to the realization of deferred tax assets and at such time we determine that it is more likely than not that deferred taxes will be realized, a tax benefit will be realized and the valuation allowance will be released.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere within this Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.5% and 1.9% at September 30, 2006 and December 31, 2005, respectively. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $863,000 or 0.9% of total revenues in the nine months ended September 30, 2006 as compared to $880,000 or 1.3% of total revenues in the nine months ended September 30, 2005. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

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

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Stock-based awards to non-employees were recorded using the fair value method in accordance with FSAS No. 123, Accounting for Stock-Based Compensation. In addition, prior to the adoption of SFAS No. 123R, we accounted for employee and director stock options and restricted stock using the intrinsic-value method in accordance with APB 25 and related interpretations. Stock options issued to non-employees, who are principally surgeons on our medical advisory board, were recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized on a declining basis over the service period.

Stock compensation expense prior to the adoption of SFAS No. 123R resulted from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted as determined using the Black-Scholes valuation model. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date under current and historical accounting rules. See Note 2 and Note 9 to our financial statements contained elsewhere within this Form 10-Q for further discussion.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2006 and December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was effective for us beginning in our first quarter of fiscal 2006 and we use the modified prospective application method. Under SFAS No. 123R, unearned deferred stock compensation for non-employees will continue to be periodically remeasured through the vesting date. This periodic remeasurement could have a significant impact on our results of operations. We believe that the adoption of SFAS No. 123R will result in stock-based compensation in 2006 of approximately $6.5 million, the majority of which will arise from the adoption of SFAS No. 123R, as compared to approximately $2.1 million of stock-based compensation recognized in 2005. However, actual results may vary depending upon 2006 stock option grants and stock compensation programs.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The adoption of SFAS No. 154 did not have a significant impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We are currently assessing the impact, if any, of the adoption of FIN 48 and its impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on our financial statements.

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

Because LASIK surgery is not generally paid for through insurance programs or government reimbursement, patients typically pay for LASIK surgery directly with their own discretionary funds. Accordingly, weak or uncertain economic conditions may cause individuals to be less willing to pay for LASIK surgery, as was evidenced by the 14% decline in LASIK procedures in the United States in 2002 as compared to 2001, and the more recent softness in United States LASIK procedure volumes noted by industry observers and participants during 2006. A decline in economic conditions in the United States or in international markets could result in a decline in demand for LASIK surgery and could have a material adverse effect on our business, financial condition and results of operations.

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

LASIK surgeons also must determine that the advantages and benefits of our product offering outweigh the increased costs associated with switching to our technology from the microkeratome. The microkeratome device costs between $40,000 and $60,000 per device, and, because the devices must be cleaned after each patient use and must be returned to the manufacturer for any service, LASIK surgeons typically purchase multiple devices to ensure a device is available for each surgery being performed. In comparison, the list price of our laser is approximately $425,000. Additionally, using the microkeratome results in a cost between $25 and $50 per procedure to purchase the disposable blades, while our per procedure fee inclusive of a disposable patient interface carries a list price of approximately $160 per procedure. The additional costs associated with our product offering could hinder continued adoption of our technology by LASIK surgeons, which would have a material adverse effect on our business, financial condition and results of operations.

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

We may also in the future compete with manufacturers of alternative technologies to create the corneal flap. In addition, several manufacturers have announced their intention to launch new femtosecond lasers that would compete directly with our products. These include Wavelight Technologies, Carl Zeiss Meditech, Zeimer Ophthalmic Systems and 20/10 Perfect Vision, which claims to have placed approximately ten systems internationally. Successful introduction of competing products by these or other manufacturers could reduce demand for our products, particularly if the competing products were perceived to offer superior capabilities or were marketed at a lower price. If alternative technologies gain market acceptance, this may also reduce demand for our product offering.

Since our product offering is used in the first step of LASIK surgery, we also compete with other vision disorder treatments that compete with LASIK, such as eyeglasses, contact lenses and other surgical products and techniques. Such techniques include intra-ocular lenses, corneal inlays, photorefractive keratectomy (PRK) and epithelial flaps, also known as Epi-LASIK. If any of these alternative treatments result in decreased demand for LASIK surgery, this would decrease demand for our product offering. In addition, medical companies, academic and research institutions and others could develop new therapies, medical devices or surgical procedures that could potentially render LASIK surgery obsolete. Any such developments would have a material adverse effect on our business, financial condition and results of operations.

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

We are growing rapidly. In the nine months ended September 30, 2006 we sold or leased 148 lasers and sold approximately 363,000 per procedures fees inclusive of a disposable patient interface. In 2005 we sold or leased 156 lasers and sold approximately 338,000 per procedure fees inclusive of a disposable patient interface; and in 2004, we sold or leased 111 lasers and sold approximately 192,000 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

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

Our international sales commenced in 2003 and represented 45% and 43% of our total revenues in the nine months ended September 30, 2006 and 2005, respectively. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe, South America and the Middle East.

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

Although we were profitable in the nine months ended September 30, 2006 and in 2005, we have incurred significant operating losses in each previous full year, prior to 2005, since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004 and $12.0 million in 2003. As of September 30, 2006, we had an accumulated deficit of approximately $42.1 million. In order to maintain profitability, we will need to continue to increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our IntraLase® FS laser. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

Changes to our accounting for stock options will adversely affect our earnings and may adversely affect stock price.

We adopted SFAS No. 123R, Share Based Payment, using the modified prospective transition method, which required the application of the accounting standard in the first quarter of fiscal year 2006. Our Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS No. 123R and in accordance with the modified prospective transition method, the Financial Statements presented in prior periods have not been restated to reflect, and they do not include, the impact of SFAS No. 123R. Stock-based compensation, including expense recognized under SFAS No. 123R for the nine months ended September 30, 2006 was $4,908,893 as compared to stock-based compensation of $1,205,470 in the nine months ended September 30, 2005. We believe the adoption of SFAS No. 123R will result in total stock-based compensation of approximately $6.5 million in 2006 as compared to stock-based compensation of $2.1 million in 2005 and therefore will have a material impact on our results of operations.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2006, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic SEC filings. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a Company have been detected.

(b) Changes in internal controls

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2005, the court in the First California Action entered a summary judgment order, ruling on the majority of issues in the case. The court ruled in our favor on some issues and in Escalon’s favor on others. On April 1, 2005 Escalon again attempted to terminate the license agreement. On April 25, 2005 the court found the purported termination to be ineffective. On May 5, 2005, the court entered a final judgment in the First California Action, in effect adopting its prior summary judgment rulings. This ended the First California Action. Of the approximately $645,000 demanded by Escalon through March 31, 2004, approximately $229,000 was found to be due under the court’s rulings in the First California Action. We have timely paid this amount. We do not believe that the judgment in the First California Action will have a material adverse effect on our business, financial condition and results of operations. The decision in the First California Action, if upheld, represents an increase in royalties payable to Escalon of approximately 0.2% of revenues, and a concomitant 0.2% reduction in gross margins and operating profits. These effects have been reflected in our reported financial results. We have appealed certain aspects of the court’s judgment in the First California Action to the United States Court of Appeals for the Ninth Circuit.

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

On September 2, 2005, Escalon and Escalon Holdings, Inc. commenced an action against us in the Delaware Chancery Court under section 220 of the Delaware Corporation Law (the “220 Action”). In the 220 Action, Escalon seeks to inspect our records described in the Section 220 Demands. The crux of Escalon’s position appears to be that the amount of royalties which Escalon receives under its contract with us is less than what it believes it would receive if receivables were valued under the contract the same way they are valued on our financial statements, and that therefore we are purportedly overstating the value of receivables on our financial statements to the detriment of shareholders. The question of the proper valuation of receivables under the contract is already the subject of pending litigation between us and Escalon. We do not believe that a disruptive inspection of our proprietary business records would have a bearing on the resolution of this contract dispute. We contend that the 220 Action is an Escalon litigation tactic intended to benefit Escalon in its capacity as a litigant by allowing it to circumvent existing contractual limitations on its inspection rights. We believe this is an improper basis for a demand under section 220 of the Delaware corporation statute, and are defending against the 220 Action vigorously. Trial of the 220 Action is presently scheduled for January 4, 2007.

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

On June 28, 2006 Escalon notified the Chancery Court that the mediation was unsuccessful, resulting in a lifting of the stay effective July 19, 2006. Accordingly, the parties’ Delaware Chancery Court litigation will proceed, and the cure periods in Escalon’s February termination notice began to run as of July 19, 2006.

By agreement of the parties, the Chancery Court agreed to separate, and conduct an expedited trial of, just the parties’ audit dispute. However, prior to commencement of the audit dispute trial (which had been scheduled for August 30, 2006), the parties entered into a Court-approved stipulation (“Audit Stipulation”) which provided an agreed framework for exercise of Escalon’s audit rights, thereby avoiding the need for a trial. Among other things, the Audit Stipulation requires that Escalon’s auditors exercise independent professional judgment when conducting an audit. Escalon’s audit commenced on September 5, 2006. We believe commencement of the audit effectively cured the audit default alleged by Escalon (which we dispute), although there can be no assurance that Escalon will not continue to allege that the audit failed to satisfy its audit rights, in which event the dispute would be resolved by the Court.

As noted above, Escalon did not provide us with a cure amount for its alleged payment default, and did not respond to our written request that it confirm a methodology for calculating an amount. Although we do not believe a default exists, we have, in good faith, timely deposited into escrow an amount that is our best estimate of Escalon’s demand. The escrow fund may be distributed only by order of a court or by agreement of the parties.

We believe Escalon will persist in attempting to terminate the license agreement. Termination of the Escalon license agreement could have a material adverse effect on our business, financial condition and results of operations.

On May 24, 2005, Ari Weitzner M.D., P.C., a Brooklyn ophthalmologist, commenced a lawsuit against us in the United States District Court for the Eastern District of New York, purportedly as a class action, alleging that we violated the Telephone Consumer Protection Act (TCPA) by sending unsolicited fax advertisements in violation of the TCPA. The complaint seeks statutory damages, costs and attorneys fees. The TCPA provides for statutory damages of $500 per violation ($1,500 if knowing and willful). We are contesting the Weitzner action vigorously.

On August 23, 2004, the United States Patent and Trademark Office (PTO) granted a request for reexamination with respect to US Patent RE 37,585, one of the four U.S. patents licensed to us by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. On July 25, 2006, the PTO terminated the proceedings favorable to the Patent Owner, the University of Michigan, by issuing a document entitled “Notice of Intent to Issue Ex Parte Reexamination Certificate” (NIRC). In the NIRC, the PTO confirmed the patentability of the RE 37,585 claims as amended during the reexamination.

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

October 30, 2006

INTRALASE CORP. (Registrant)

/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer

/s/ Shelley B. Thunen
Shelley B. Thunen
Executive Vice President and Chief Financial Officer