Form 10-K
period 2006-12-31
INTRALASE CORP
filed 2007-03-07
CIK 1163848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $478,078,581 based on the last sale price of common stock on June 30, 2006.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2007 was 28,894,172.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended of December 31, 2006
are incorporated by reference into Part III of this report.	III

INTRALASE CORP.

ANNUAL REPORT ON

FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements. In evaluating these forward-looking statements, you should specifically consider various other risks, uncertainties and factors, including those risks discussed under Item 1A—Risk Factors.

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

PART I

Item 1— Business

Overview

IntraLase Corp. designs, develops and manufactures an ultra-fast laser that is revolutionizing refractive and corneal surgery by creating safe and more precise corneal incisions. Delivering on the promise of ophthalmic laser technology, the IntraLase® FS Laser, related software, and disposable devices replace the hand-held microkeratome blade used when creating the corneal flap in the first step of LASIK surgery. The unsurpassed accuracy of IntraLase’s computer-controlled femtosecond laser has been shown to improve safety profiles and visual outcomes when used during LASIK. IntraLase lasers are also used in corneal transplants and other surgical approaches to the treatment of diseased corneas, and we continue to explore other potential ophthalmic applications. Our proprietary laser and disposable patient interfaces are presently marketed through the United States and 33 other countries. IntraLase is headquartered and manufactures its products in Irvine, California.

Our business model is to target the most active LASIK surgery practices in the United States and in key international markets to buy or lease our IntraLase® FS laser in order to generate repeat revenues by collecting a per procedure fee inclusive of a single disposable patient interface for each eye treated with our laser. We began commercial introduction of our product offering in late 2001 and, as of December 31, 2006, we had sold or leased 577 lasers and we had sold over 1.1 million per procedure fees, each inclusive of a single disposable patient interface. In the three months ended December 31, 2006, we captured approximately 30% of the U.S. market for LASIK corneal flap creation.

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

Financial Information

Please refer to Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including discussion of Subsequent Events included within, for a review of revenue, net income (loss), and total assets for the last three years.

Market Opportunity

The Surgical Vision Correction Market

Vision correction represents one of the largest medical markets in the United States. According to Market Scope, approximately 174.0 million people in the United States require some form of vision correction, and industry sources estimate that approximately $24.7 billion was spent on eyeglasses, contact lenses and other corrective eyewear in the United States in 2005. Of the approximately 174.0 million people in the United States who require vision correction, approximately 59.0 million people, or 118.0 million eyes, are eligible for surgical vision correction and have not yet been treated.

LASIK surgery is the most common means of surgical vision correction. According to Market Scope, approximately 79% of all refractive surgical vision corrections today are LASIK corrections. LASIK surgery corrects refractive errors associated with myopia, the inability to see objects in the distance, and hyperopia, the inability to see up close, by reshaping the cornea. Approximately 37.6 million people, or 75.1 million eyes, are myopic, also called nearsighted, and approximately 22.5 million people, or 44.9 million eyes, are hyperopic, also called farsighted. Both of these common vision problems are caused by irregularities in the shape of the eye, called refractive errors. The vision problem which typically requires reading glasses is called presbyopia and is not treated with LASIK surgery.

The market for LASIK surgery is currently under-penetrated. To date, only about 11.0 million LASIK eye surgeries have been performed in the United States, which amounts to a nominal market penetration rate of approximately 8.5%. The total U.S. annual market size for LASIK surgery is approximately $2.8 billion, based on an estimated 1.44 million LASIK procedures expected to be performed in 2007 at an industry average price of approximately $1,950 per eye treated. Industry analysts expect the growth rate in U.S. LASIK procedures to be approximately 4.6% in 2007, based on approximately 36,000 more procedures expected in 2007 than were performed in 2006.

Outside the United States there were approximately 2.1 million surgical vision surgeries performed in 2006, primarily LASIK. Industry analysts expect the growth rate outside the United States in LASIK procedures to be approximately 7.5% in 2007, to approximately 2.7 million procedures, with LASIK volume concentrated in Europe and the Asia-Pacific region.

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

The IntraLase Market Opportunity

There are approximately 4,500 LASIK surgery practices worldwide. Of these surgery practices, our key target customers are the 1,400 most active LASIK surgery practices in the United States and in key international markets. As of December 31, 2006, approximately 574 of these 1,400 LASIK surgery practices worldwide were IntraLase customers, and, of the total number of LASIK procedures performed in the United States in the three months ended December 31, 2006, approximately 30% were performed using our product offering to create the corneal flap. We believe the other approximately 70% of total procedures performed in this time period were performed using the traditional microkeratome.

U.S. Market

•	There are approximately 3,800 LASIK surgeons in the United States who are expected to perform 1.44 million LASIK procedures in 2007.

•

These procedures are performed in approximately 1,270 U.S. LASIK surgery practices, of which approximately 700 perform over 50 procedures per month, largely concentrated in LASIK surgery practices owned by individual surgeons or group surgery practices and corporate centers.

International Market

•	Outside the United States there are approximately 3,200 LASIK surgery practices that are expected to perform over 2.3 million LASIK procedures in 2007.

•	We estimate that there are approximately 700 LASIK surgery practices performing over 50 LASIK procedures per month in our primary target markets in the Asia-Pacific region, Europe and the Middle East.

LASIK Surgery

LASIK surgery involves two steps:

First step:	A thin flap of tissue is created on the surface of the cornea. This is called a corneal flap.

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

IntraLase Enabled Keratoplasty

IntraLase Enabled Keratoplasty (IEK) was introduced during the third quarter of 2006. This procedure uses our laser for corneal transplant surgery, which involves replacing a diseased or scarred cornea with a new one.

The traditional method for transplanting corneas has not improved in decades. Doctors have performed these transplants using a hand-held bladed device to make a circular incision with straight, vertical edges in both the patient and the donor tissue. This method requires suturing around the circumference of the tissue graft to maintain the position of the new cornea. Sutures remain in the eye for at least one year and patients generally don’t achieve full visual recovery during the first year. With IEK, our computer-guided laser allows surgeons to create precisely shaped incisions, enabling the tissue to fit together much like a puzzle, which may provide a more stable graft that potentially requires fewer sutures and speeds patient healing and visual recovery. IEK also reduces the risk for displacement as shaped incisions have demonstrated an increase in biomechanical stability.

It is estimated that over 100,000 corneal transplants are performed worldwide every year, approximately half of which are performed in the United States. We collect a procedure fee on both the donor end and on the recipient procedure.

The IntraLase Solution—“Better Medicine” and “Better Business”

Our IntraLase® FS laser and proprietary IntraLASIK® software complement and improve LASIK surgery by providing a computer-controlled laser solution as an alternative to the microkeratome for creating flaps in the cornea during the essential first step of LASIK surgery. When the IntraLase® FS laser is combined with the excimer laser used in the second step of the LASIK procedure, this results in an all-laser LASIK solution. The advantages of our product offering over the traditional method include fewer severe sight-threatening complications, greater predictability, greater control, greater precision and uniformity of flap depth. Additional advantages are a more centrally located flap, better sterility and greater likelihood of completed surgeries. In all of the commercial procedures performed by our customers to date, there have been no reported incidents of loss of corneal tissue (free cap) or anterior chamber penetration, serious complications historically associated with creation of the corneal flap with a bladed microkeratome. In addition, the use of our product offering reduces the incidence of less serious complications such as epithelial defects and dry eye. The disadvantages of our product offering over the traditional microkeratome approach are the higher costs to the LASIK surgeon to acquire our product offering and the higher cost to the patient, as well as the additional training that is required for a surgeon to become accustomed to using our technology and slightly higher procedure times. We believe that the advantages of our technology outweigh the disadvantages and give our LASIK surgeon customers and their patients a new level of confidence in LASIK surgery, which in turn will help further penetrate the market for LASIK surgery.

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

The clinical studies referred to above were each conducted by LASIK surgeons who compared the attributes and results of creating the corneal flap using our laser versus with the microkeratome. The studies ranged in size from 20 to 1,000 eyes. We paid an aggregate of approximately $472,000 to the LASIK surgeon conducting the studies in two instances, including, in one instance, when we sponsored the study. We believe a portion of such payments was used to subsidize lower patient fees for patients to agree to participate in the studies. In addition, to the extent they provide advisory and consulting services to us separate from their work on the studies, or in connection with their presenting their studies, some of these LASIK surgeons have been issued options to purchase shares of our common stock, have been paid cash or have been reimbursed for costs.

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

Expanding our market share. We intend to expand our market share for LASIK procedures and facilitate the rapid adoption of our product offering by leveraging clinical data that supports the benefits of our product offering and by engaging in marketing activities that target surgeons and optometrists. We believe these strategies will enable us to sell more of our higher gross margin per procedure fees (each inclusive of a disposable patient interface) to users of our existing installed base of lasers, in addition to new users of our laser. An independent survey conducted in 2005 indicated that our U.S. surgeon customers had adopted our product offering in 88% of all the LASIK procedures they perform. We estimate that we captured 30% of the U.S. LASIK surgery market for creation of the corneal flap in the three months ended December 31, 2006.

Refining and enhancing our existing product offering. In the third quarter of 2005 IntraLase doubled the speed of its laser from 15 kilohertz (“kHz”) to 30 kHz, approximately halving the procedure time, while enabling tighter spot placement which facilitates easier flap lift, enhancing the surgical experience and reducing the potential for post-operative inflammatory response. In addition, IntraLase introduced a reasonably priced upgrade path to 30kHz for all of its existing customers, completing 145 upgrades in the second half of 2005. In February 2006, we again announced a further improvement in our technology, again almost doubling the speed of the laser with the introduction of a 60kHz laser in the second quarter of 2006 and an upgrade program and fee for all of its existing customers. We intend to continue to devote resources to improving and optimizing our technology and product offering, with the goal of continuously increasing the safety, accuracy, efficiency and ease-of-use of our solution.

Developing innovative applications for our technology. We are currently in the process of developing new therapeutic applications to expand the use of our current technology and product offering. The IntraLase® FS laser is the first femtosecond laser cleared by the FDA for use in intrastromal incisions used with ring implants, lamellar keratoplasty, penetrating keratoplasty and for the preparation of the donor tissue used in corneal transplants. In January 2006, IntraLase announced that the first corneal transplant cases using the IntraLase® FS laser had been successfully performed in patients. The use of IntraLase’s laser to create a contoured, full-thickness corneal resection in preparation for corneal transplant has the potential to make corneal transplantation a safer, more precise procedure. The launch of this new therapeutic application, IntraLase Enabled Keratoplasty (IEK), occurred in the third quarter of 2006. We believe the unique capabilities of our laser will enable us to introduce additional applications within ophthalmology.

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

The creation of the corneal flap using our product offering begins with the set up of the laser, followed by the placement of our disposable patient interface onto the patient’s eye. Using the IntraLASIK® software, the surgeon then centers a video display of a 2-millimeter circle overlaid on an image of the patient’s eye. Once the desired location has been determined and set, the surgeon initiates the flap procedure by engaging the computer- controlled laser. The laser creates the flap by focusing its beam of light below the surface of the corneal tissue, thereby creating a precise cut, leaving an uncut section of tissue to act as a hinge. It takes approximately 30 seconds for our 30 kHz laser and approximately 20 seconds for our 60 kHz laser to create the corneal flap.

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

Historically, we have protected our per procedure revenue stream with a combination of contract terms, software controls and manual periodic counts of machine usage, as necessary, to compare our shipments of disposable patient interfaces with the individual counter embedded in each IntraLase® FS laser. During 2005 we and our international distributors converted approximately 90% of IntraLase® FS lasers to new software versions that require either remote electronic activation when the customer orders procedures or an IntraLase-generated secure activation code used by the customer at their site. These methods allow the customer to perform only the number of procedures purchased, which we believe to be a more scalable and secure method of securing our per procedure revenue stream. For further discussion, see Risk Factors – Risks Related to our Business—“Measures we take to ensure collection of per procedure charges may be inadequate.” In addition, the electronic link facilitates remote software upgrades and in the future we intend to offer our customers new features, such as remote diagnostics using this electronic link.

Sales and Marketing

Our primary objective is to rapidly expand our market share for the creation of corneal flaps in the first step of LASIK surgery. Of the 1,270 LASIK surgery practices in the United States, approximately 700 perform over 50 procedures per month. Of the 3,200 LASIK surgery practices outside the United States, we estimate that there are approximately 700 laser centers performing over 50 LASIK procedures per month in our primary international target markets in the Asia-Pacific region, Europe and the Middle East. We focus our sales and marketing efforts on these high volume LASIK surgery practices.

We began selling the IntraLase® FS laser and our per procedure fee inclusive of a disposable patient interface in the United States during the fourth quarter of 2001, in Asia during the third quarter of 2003 and in Europe during the first quarter of 2004. As of December 31, 2006, we had an installed base of 335 lasers in the United States and 239 outside the United States. In addition, we had sold over 1.1 million per procedure disposable patient interfaces worldwide.

Sales

We sell our laser through our direct sales force in the United States and through our direct sales efforts and distributors internationally. In the United States, we have six direct sales personnel, plus an executive managing our sales efforts. The U.S. sales force primarily consists of personnel with extensive experience in the sale of lasers and other products to refractive surgeons. Internationally, we sell through local country distributors and three sales consultants and an executive devoted to direct sales efforts and international distributor development. We have approximately 20 distributor contracts with distributors in the Asia Pacific region, Europe and the Middle East, and we also sell our product offering directly to customers in selected countries. Our sales team is supported by internal sales administration and a customer service team based in Irvine, California. We do not anticipate adding to our sales force substantially. However, it is likely that we will continue to add international distributors as we expand into new countries.

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

As of December 31, 2006, we had 101 field service, technical services and clinical applications personnel worldwide who are responsible for servicing customers in direct sales markets and supporting our distributors.

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

Patents

We have developed a patent portfolio that covers many aspects of our laser, laser beam guidance, other components of our laser, methods for inducing breakdown of corneal tissue and our per procedure disposable patient interface. As of December 31, 2006, we own 20 issued U.S. patents and 16 U.S. pending patent applications, nine issued foreign patents and 42 pending foreign patent applications. Our patents expire between 2016 and 2024. We have multiple patents covering unique aspects of our laser and per procedure disposable patient interface.

We have entered into three licenses for several key patents and patent applications relating to different aspects of our laser and our per procedure fee inclusive of a disposable patient interface. As of December 31, 2006, we exclusively license, for human health, 22 issued U.S. patents, with expiration dates from 2008 through 2019, and four U.S. pending patent applications, 12 foreign patents and 10 foreign pending patent applications. One of these licenses is for exclusive worldwide use of the intellectual property covered by such patents in the fields of lasers designed for human health applications and another is for exclusive worldwide use of the intellectual property covered by such patents in the fields of ultra-fast lasers designed for human health applications. Under two of these licenses we pay periodic license maintenance fees.

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

On July 15, 2004, we entered an agreement to acquire a fully-paid royalty-free irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for aggregate consideration of $2,000,000. Upon closing this agreement on July 15, 2004 we recorded a charge of $765,000, which is included within research and development expenses in 2004, related to the settlement of the contract disputes and capitalized $1,235,000, which is included at its amortized value within total long-term assets at December 31, 2006, associated with acquired licenses in accordance with the terms of the agreement.

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

On February 27, 2007 we entered into a settlement agreement with Escalon Medical Corp., Inc. pursuant to which, among other things, all right, title and interest in and to the patents and related intellectual property that previously had been licensed from Escalon was transferred to us. Under the settlement agreement, we will pay Escalon an aggregate of $9.6 million. A significant portion of the settlement was expensed in the fourth quarter of 2006 in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The remaining amount will be recorded as an intangible asset in the first quarter of 2007 and amortized over its remaining life. As a result of this settlement, 15 of the U.S. patents listed above as licensed by us as of December 31, 2006, one of the U.S. patent applications listed above as licensed by us as of December 31, 2006, eight of the foreign patents listed above as licensed by us as of December 31, 2006 and seven of the foreign patent applications listed above as licensed by us as of December 31, 2006 will, upon consummation of the settlement, be owned by us.

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

Manufacturing

We have one manufacturing facility located in Irvine, California where our IntraLase® FS laser is assembled and tested and our IntraLASIK® software is designed, programmed and tested. This facility is also where we assemble, in a semi-automated process, the metal cone and glass lens for our disposable patient interface, the components of which are manufactured by outside vendors. We then ship the disposable patient interface to a third party for sterilization and packaging. At December 31, 2006, we had approximately 95 employees in operations, regulatory and quality assurance.

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

Research and Development

We believe that research and development activities are essential to maintaining and enhancing our business. We continuously improve our product by introducing product enhancements such as the 30 kHz laser introduced in mid 2005, which doubled the speed of our laser and the anticipated second quarter 2006 introduction of our 60 kHz laser, which again doubles the speed. We also sponsor clinical studies to validate our existing product offering are developing new therapeutic applications for our technology. Our research and development group consists of 43 individuals with research, engineering, medical and regulatory affairs experience. Our research and development expenses, including regulatory and clinical study expenses, were approximately $20.6 million in 2006, $11.7 million in 2005 and $12.7 million in 2004.

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

Employees

As of December 31, 2006, we had 319 full-time employees, approximately two thirds of whom are located in our facilities in Irvine, California, and with worldwide-based sales, field service and clinical applications personnel located primarily outside of California. We have 38 sales and marketing employees; 43 research, development and engineering employees; 95 operations, regulatory and quality assurance employees: 101 technical services, field services and clinical applications employees and 42 general and administrative employees. None of our employees is represented by a collective bargaining agreement and we have not experienced any work stoppage. We believe that we have good relations with our employees.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers and one of our directors that also is an executive officer as of December 31, 2006:

Name	Age	Position
Robert J. Palmisano	62	President and Chief Executive Officer, Director
Shelley B. Thunen	54	Executive Vice President and Chief Financial Officer
P. Bernard Haffey	44	Executive Vice President and Chief Commercial Officer
Charline Gauthier, O.D., Ph.D.	44	Executive Vice President and Chief Operating Officer
James Lightman	49	Senior Vice President and General Counsel
Kevin Harley	47	Vice President, Human Resources
Tibor Juhasz, Ph.D.	48	Vice President and Chief Technical Officer
Eric Weinberg	46	Vice President, Marketing and Professional Affairs

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

We are growing rapidly. In 2006 we sold or leased 204 lasers and sold approximately 509,000 per procedures fees inclusive of a disposable patient interface. In 2005 we sold or leased 156 lasers and sold approximately 338,000 per procedure fees inclusive of a disposable patient interface; and in 2004, we sold or leased 111 lasers and sold approximately 192,000 per procedure fees inclusive of a disposable patient interface. This growth has resulted in, and continued growth will create in the future, additional capacity requirements, new and increased responsibilities for our management team and may create pressures on our operating and financial systems.

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

Our international sales commenced in 2003 and represented 47% and 42% of our total revenues in 2006 and 2005, respectively. We intend to derive an increasing portion of our total revenues from sales of our product offering in foreign countries. We plan to focus most of our efforts on the Asia-Pacific region, Europe, South America and the Middle East.

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

Although we were profitable in 2006 and in 2005, we have incurred significant operating losses in each previous full year, prior to 2005, since our inception in 1997. We incurred net losses applicable to common stockholders of $10.2 million in 2004 and $12.0 million in 2003. As of December 31, 2006, we had an accumulated deficit of approximately $29.6 million. In order to maintain profitability, we will need to continue to increase our revenues from sales of our product offering, and we will also need to continue to derive an increasing percentage of our total revenues from sales of our per procedure fee inclusive of a disposable patient interface, which generate a higher gross margin than sales and leases of our IntraLase® FS laser. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis due to, among other things, competitive pressures and regulatory compliance, in which case the price of our common stock may decline.

Changes to our accounting for stock options will adversely affect our earnings and may adversely affect stock price.

We adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, which required the application of the accounting standard in the first quarter of fiscal year 2006. Our Financial Statements as of and for the three and twelve months ended December 31, 2006 reflect the impact of adopting SFAS No. 123R and in accordance with the modified prospective transition method, the Financial Statements presented in prior periods have not been restated to reflect, and they do not include, the impact of SFAS No. 123R. Stock-based compensation, including expense recognized under SFAS No. 123R for 2006 was $7.0 million as compared to stock-based compensation of $2.1 million in 2005. Additionally, unearned deferred stock compensation for non-employees is periodically remeasured through the vesting date under current and future accounting rules. This periodic remeasurement could have a significant impact on our results of operations.

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

On September 2, 2005, Escalon and Escalon Holdings, Inc. commenced an action against us in the Delaware Chancery Court under section 220 of the Delaware Corporation Law (the “220 Action”). In the 220 Action, Escalon seeks to inspect our records described in the Section 220 Demands. The crux of Escalon’s position appears to be that the amount of royalties which Escalon receives under its contract with us is less than what it believes it would receive if receivables were valued under the contract the same way they are valued on our financial statements, and that therefore we are purportedly overstating the value of receivables on our financial statements to the detriment of shareholders. The question of the proper valuation of receivables under the contract is already the subject of pending litigation between us and Escalon. We do not believe that a disruptive inspection of our proprietary business records would have a bearing on the resolution of this contract dispute. We contend that the 220 Action is an Escalon litigation tactic intended to benefit Escalon in its capacity as a litigant by allowing it to circumvent existing contractual limitations on its inspection rights. We believe this is an improper basis for a demand under section 220 of the Delaware corporation statute, and are defending against the 220 Action vigorously. There is presently no date set for trial of the 220 Action.

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

On February 27, 2007, we entered into a settlement agreement with Escalon under which the parties agreed to settle all disputes and litigation between them. Under the settlement agreement, we will make a lump sum payment to Escalon of $9.6 million, in exchange for which all pending litigation between the parties will be dismissed, the parties will exchange general releases, full ownership of all patents and intellectual property formerly licensed from Escalon will be obtained by us, and the parties’ license agreement will terminate. In addition, the payment will satisfy any outstanding royalties owed or alleged to be owed by us to Escalon, including disputed royalties, fourth quarter 2006 royalties and all future royalties.

A significant portion of the settlement was expensed in the fourth quarter of 2006 in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The remaining amount will be recorded as an intangible asset in the first quarter of 2007 and amortized over its remaining life.

In June, 2004, we entered into a two year exclusive distributorship agreement with Veni Vidi (OPHTH) Ltd. (“Veni Vidi”), wherein Veni Vidi was appointed the exclusive distributor of our products in the UK and Ireland. The agreement, which requires binding arbitration of disputes in Orange County, California, provided that it would automatically renew at the end of the initial two year term, unless either party gave notice to the other of its intention not to renew at least 90 days before the termination date.

In October, 2005, approximately eight months before the contract termination date of June 24, 2006, we sent timely written notice to Veni Vidi that we would not renew the distributorship agreement upon expiration of the initial two year term. Accordingly, we treated the distributorship contract as terminated as of June 24, 2006, which was exactly two years after the contract commencement date.

On June 9, 2006, in response to threats from Veni Vidi that it would commence litigation against us in the UK, the Company, pursuant to the mandatory arbitration provisions of the distributorship agreement, filed a Demand for Arbitration against Veni Vidi in Orange County, California. In our Demand, we contended that we properly terminated the agreement and were not in breach. On August 31, 2006, Veni Vidi filed a response and counter-claim to the arbitration demand alleging that we improperly terminated the distributor agreement and breached the agreement by improperly contacting customers in its territory. Veni Vidi seeks damages of $7,690,000 as a result of our alleged conduct, an amount which we consider to be wholly without basis. The matter is presently pending as IntraLase Corp. v. Veni Vidi (OPHTH) Ltd., American Arbitration Association, Case No. 50-155-T-00244-06 01 CACA-R (through the International Centre for Dispute Resolution). A hearing on the threshold issue of whether we properly terminated the Distributor Agreement will be held on March 27-29, 2007, in Orange County, California.

We believe that Veni Vidi’s counter-claims in the arbitration are without merit, are contesting them vigorously and do not believe that the ultimate resolution of this dispute will have a material impact on our financial position.

On May 24, 2005, Ari Weitzner M.D., P.C., a Brooklyn ophthalmologist, commenced a lawsuit against us in the United States District Court for the Eastern District of New York, purportedly as a class action, alleging that we violated the Telephone Consumer Protection Act (“TCPA”) by sending unsolicited fax advertisements in violation of the TCPA. The complaint seeks statutory damages, costs and attorneys fees. The TCPA provides for statutory damages of $500 per violation ($1,500 if knowing and willful). On December 19, 2006, the Weitzner action was dismissed with prejudice pursuant to a settlement agreement between the parties under which, without admitting any wrongdoing, we agreed to comply with the requirements of TCPA in connection with the sending of faxes. The settlement did not require any payment by us.

On August 23, 2004, the United States Patent and Trademark Office (“PTO”) granted a request for reexamination with respect to US Patent RE 37,585, one of the four U.S. patents licensed to us by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. On July 25, 2006, the PTO terminated the proceedings favorable to the Patent Owner, the University of Michigan, by issuing a document entitled “Notice of Intent to Issue Ex Parte Reexamination Certificate” (“NIRC”). In the NIRC, the PTO confirmed the patentability of the RE 37,585 claims as amended during the reexamination.

We are also currently involved in other litigation incidental to our business. In the opinion of management, the ultimate resolution of such litigation will not likely have a significant effect on our financial statements.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Market or its predecessor, the Nasdaq National Market under the symbol “ILSE” since October 7, 2004.

The following table shows the high and low closing prices of our common stock as reported on the Nasdaq Global Market or its predecessor the Nasdaq National Market for the periods indicated:

Quarter Ended	High	Low
2006
March 31, 2006	$23.20	$17.20
June 30, 2006	$23.24	$15.66
September 30, 2006	$19.87	$15.91
December 31, 2006	$22.69	$18.23
2005
March 31, 2005	$23.95	$16.57
June 30, 2005	$19.98	$14.82
September 30, 2005	$21.90	$14.71
December 31, 2005	$19.31	$12.54

As of February 28, 2007, there were 44 holders of record based on the records of our transfer agent.

We have never paid cash dividends on our common stock. We currently anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future.

(a)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during 2006. For a listing of our sales of unregistered equity securities during 2004 see our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(b)	Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-116016) that was declared effective by the Securities and Exchange Commission on October 6, 2004. On October 13, 2004, 7,295,447 shares of common stock were sold on our behalf and for our account at an initial public offering price of $13.00 per share, for an aggregate net offering price of $88.2 million. In addition, 336,314 shares of our common stock were sold for the account of the Regents of the University of Michigan and the Wolverine Venture Fund for an aggregate net offering price of $4.07 million. The managing underwriters for the offering were Banc of America Securities LLC, Wachovia Capital Markets LLC, First Albany Capital Inc. and ThinkEquity Partners LLC. The amounts sold on October 13, 2004 included the exercise of the underwriters’ over-allotment option. The offering did not terminate until the sale of all the registered securities set forth above to the underwriters. As of December 31, 2006, all of the remaining net proceeds from this offering were invested in short-term, high-grade interest-bearing marketable securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.

(c)	Issuer Purchases of Equity Securities

We did not purchase company shares during any of the three month periods in the year ended December 31, 2006.

Securities Authorized For Issuance under Equity Compensation Plans

Our stockholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of December 31, 2006, for all of our stock option and stock purchase plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1) (3)
Equity compensation plans approved by stockholders	6,187,610	$11.18	3,221,900
Employee stock purchase plan approved by stockholders	—		530,812
Not approved by stockholders	—	—	—

Total	6,187,610		3,752,712

Comparison of 5 Year* Cumulative Total Return

Among IntraLase Corp., The Nasdaq Composite Index and The Russell 2500 Healthcare Index

Measurement Period	IntraLase Corp.	Nasdaq Composite Index	Russell 2500 Healthcare Index
10/06/04 to 12/31/06*	$172.15	$122.54	$125.21

*	$100 invested on October 6, 2004 in stock or index-including reinvestment of dividends

Item 6—Selected Financial Data

The following statements of operations data and balance sheet data for the five years ended December 31, 2006 were derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results to be expected for any future periods and should be read in conjunction with the audited consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues:
Product revenues	$131,927	$94,433	$59,968	$25,429	$18,002
Research contracts	—	—	—	—	100

Total revenues	131,927	94,433	59,968	25,429	18,102
Costs of goods sold	59,001	44,237	34,491	17,070	13,307

Gross margin	72,926	50,196	25,477	8,359	4,795

Operating expenses:
Research and development	20,569	11,653	12,719	9,117	9,011
Selling, general and administrative	43,164	31,612	23,352	11,212	7,971

Total operating expenses	63,733	43,265	36,071	20,329	16,982

Income (loss) from operations	9,193	6,931	(10,594)	(11,970)	(12,187)
Interest and other income, net	4,391	2,934	427	69	299

Income (loss) before income tax (benefit) provision	13,584	9,865	(10,167)	(11,901)	(11,888)
Income tax (benefit) provision	(10,700)	341	30	23	24

Net income (loss)	24,284	9,524	(10,197)	(11,924)	(11,912)
Accretion of preferred stock			(45)	(60)	(57)

Net income (loss) applicable to common stockholders	$24,284	$9,524	$(10,242)	$(11,984)	$(11,969)

Net income (loss) per share applicable to common stockholders—basic (1)	$0.85	$0.35	$(1.28)	$(5.66)	$(6.82)
Net income (loss) per share applicable to common stockholders—diluted(1)	$0.78	$0.31	$(1.28)	$(5.66)	$(6.82)
Weighted-average shares outstanding—basic (1)	28,539,206	27,405,499	8,008,494	2,118,898	1,755,873
Weighted-average shares outstanding—diluted(1)	31,212,634	31,136,538	8,008,494	2,118,898	1,755,873

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$103,597	$90,199	$92,014	$11,893	$26,008
Working capital	103,882	59,926	95,022	14,791	29,722
Total assets	187,664	139,628	118,212	29,957	37,301
Long-term debt, less current portion	—	—	—	448	192
Redeemable convertible preferred stock	—	—	—	73,261	73,201
Total stockholders’ equity (deficit)	154,000	117,973	102,294	(52,011)	(40,371)

(1)	Please see Note 1 of the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the determination of the number of shares used in computing per share data.

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

Overview

Background

We are a medical device company focused on the design, development and manufacture of an ultra-fast laser, related software and disposable devices for use in LASIK surgery. Our product offering is primarily used to create the corneal flap in the first step of LASIK surgery. IntraLase lasers are also used in corneal transplants and other surgical approaches to the treatment of diseased corneas, and we continue to explore other potential ophthalmic applications. From our incorporation in late 1997 through late 2001, we devoted substantially all of our resources to designing, developing, commercializing and marketing our IntraLase® FS laser, our IntraLASIK® software and our disposable patient interface. In late 2001, we introduced our product offering to the U.S. market, and we began expanding into key international markets in the second half of 2003.

Our quarterly laser sales or leases, cumulative lasers installed and approximate per-procedure patient interface units in 2006, 2005 and 2004 were as follows:

	2006				2005				2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Laser Sales/Leases Per Quarter	56	47	52	49	44	34	39	39	37	27	30	17

Cumulative Lasers Installed (1)	574	518	471	419	371	327	293	254	217	180	153	123

Total Per-procedure Fees, Inclusive of Disposable Patient Interface, Units Sold	146,000	132,000	119,000	112,000	95,000	83,000	85,284	75,188	52,418	49,927	48,422	41,094

(1)	Installed base does not represent cumulative sales since existing customers bought lasers in the first quarters of 2006 and 2005 to retire original purchases.

We were profitable in 2006 and 2005 with net income of $24.3 million and $9.5 million, respectively. We incurred net losses of $10.2 million in 2004. As of December 31, 2006, we had an accumulated deficit of approximately $29.6 million.

Revenues

We generate revenues primarily from the sale or lease of our IntraLase® FS laser and the sale of our per procedure fees inclusive of a disposable patient interface. We derive a smaller portion of our revenues from product maintenance.

The following table sets forth the sources and amounts of our revenues for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Units	Revenue	Units	Revenue	Units	Revenue
IntraLase® FS laser	204	$61,454,247	156	$46,812,834	111	$33,237,551
Per procedure fees inclusive of a disposable patient interface	509,000	59,545,682	338,000	39,908,016	191,861	22,256,211
Product maintenance	—	10,926,805	—	7,711,985	—	4,474,512

Total revenues		$131,926,734		$94,432,835		$59,968,274

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

Terms of Sale and Revenue Recognition

Laser

•

Terms of sale. In the United States, we primarily sell our lasers to LASIK surgery practices. We also selectively enter into operating leases or sales-type leases. Leases typically have terms of up to four years, commencing on installation and acceptance. Our terms of sale are typically on the basis of cash in advance, paid directly by our customers or on terms, typically net 30 days from acceptance, to fiscally sound third party financing companies, institutions or well established corporate customers, or under sales-type leases over the term of the agreement. No customer accounted for more than 10% of revenue in 2006, 2005 or 2004.

In 2006, approximately 78% of our new domestic laser unit placements were sales or sales-type leases, representing 93% of our total domestic laser revenues, and approximately 22% were operating leases, representing 7% of our total domestic laser revenues. In comparison, in 2005, approximately 67% of our new domestic laser unit placements were sales or sales-type leases, representing 93% of our total domestic laser revenues, and 33% were operating leases, representing 7% of our total domestic laser revenues.

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

•

Revenue recognition. For the lasers we sell directly, we recognize revenue when the equipment has been delivered, installed and accepted at the customer location. Revenues from our leased lasers are classified as either operating or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Revenues from our lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer. Under sales-type lease arrangements, laser revenues are recognized based on the net present value of the expected cash flow after installation. For laser sales to a distributor, revenues are recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the first quarter of 2006 that were sold prior to the availability of our 60 kilohertz (“kHz”) upgrade, the fair value of the upgrade was deferred and revenue has been or will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location.

During the third quarter of 2006, a limited number of customers ordered an IntraLase laser with IntraLase Enabled Keratoplasty (“IEK”). For those lasers sold prior to the availability of the IEK upgrade application, the fair value of the IEK application was deferred and revenue has been or will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. The IEK application is not required for laser functionality, but provides an additional application that enables surgeons and eye banks to create corneal incisions for corneal transplant surgery. The deferrals for the 60 kHz upgrade and the IEK application are consistent with the deferral of the fair value of our 30 kHz upgrade in the second quarter of 2005, prior to availability. The 30 and 60 kHz upgrades are also not required for laser functionality but do increase the speed of the procedure.

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

International Revenue Expansion

We introduced our product offering in the United States in late 2001 and internationally in the second half of 2003. As of December 31, 2006, we had sold or leased 338 lasers in the United States and we had sold 239 internationally, primarily in the Asia-Pacific region and Europe. In international markets, we mainly sell our product offering through local country third-party distributors. These distributors are responsible for sales, customer support and product maintenance, and as a result generally pay a lower price for our product offering. As a result, the mix between direct sales in the United States and distributor sales internationally may create fluctuations in our revenues and gross margin.

Seasonality

Lasers. Sales and leases of our lasers are seasonal. The second and fourth calendar quarters are typically stronger than the first and third calendar quarters. Two of the largest ophthalmology shows for refractive surgeons, the American Society of Cataract and Refractive Surgery, or ASCRS, and the American Academy of Ophthalmology, or AAO, are typically held in the second and fourth quarters, leading prospective customers to delay purchases in the first and third quarters until they have an opportunity to attend the shows, visit with us and attend lectures and symposiums on our product offering. In 2006, the ASCRS show was held in late March of the first quarter, and the 2006 AAO occurred in early November, during the fourth quarter. In addition, tax incentives typically help to drive U.S. capital equipment spending higher in the fourth quarter. Sales and leases of our lasers in the third quarter are generally slower as surgeons in the United States and internationally typically take increased vacation time during the summer.

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

Subsequent Events

On January 5, 2007, we entered into a definitive agreement to merge with Advanced Medical Optics, Inc., a Delaware corporation (“AMO”). Pursuant to the terms and subject to the conditions set forth in the merger agreement, we will continue as a wholly-owned subsidiary of AMO. Our Board of Directors has approved the merger and has recommended it for stockholder approval.

In connection with the merger, each share of common stock that is outstanding at the effective time of the merger will be converted into the right to receive $25.00 in cash without interest. In addition, each outstanding option to purchase common stock that has an exercise price less than $25.00 will be converted into the right to receive $25.00 in cash without interest, less (i) the exercise price of such option and (ii) applicable withholding taxes.

Consummation of the merger is subject to customary closing conditions, including, among others (i) the approval of the merger agreement, the merger and any other transactions contemplated by the merger agreement by our stockholders, (ii) the absence of any material adverse effect with respect to our business, and (iii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We have filed a proxy statement with the Securities and Exchange Commission that has been sent to stockholders in order to obtain stockholder approval for the merger.

On February 27, 2007, we entered into a settlement agreement with Escalon Medical Corp. to settle all outstanding disputes and litigation between the parties.

Under the settlement agreement, we will make a lump sum payment to Escalon of $9.6 million, in exchange for which all pending litigation between the parties will be dismissed, the parties will exchange general releases, full ownership of all patents and intellectual property formerly licensed from Escalon will be obtained by us and all of our obligations under the license agreement will terminate. In addition, the payment will satisfy any outstanding royalties owed or alleged to be owed by us to Escalon, including disputed royalties, fourth quarter 2006 royalties and all future royalties.

A significant portion of the settlement was expensed in the fourth quarter of 2006 in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The remaining amount will be recorded as an intangible asset in the first quarter of 2007 and amortized over its remaining life (see Part I, Item 3 – Legal Proceedings).

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Total revenues	100.0%	100.0%	100.0%
Costs of goods sold	44.7	46.8	57.5

Gross margin	55.3	53.2	42.5
Operating expenses:
Research and development	15.6	12.4	21.2
Selling, general and administrative	32.7	33.5	39.0

Total operating expenses	48.3	45.9	60.2

Income (loss) from operations	7.0	7.3	(17.7)
Interest and other income, net	3.3	3.1	0.7

Income (loss) before income tax (benefit) provision	10.3	10.4	(17.0)
Income tax (benefit) provision	(8.1)	0.3	0.0

Net income (loss)	18.4	10.1	(17.0)
Accretion of preferred stock	(0.0)	(0.0)	(0.1)

Net income (loss) applicable to common stockholders	18.4%	10.1%	(17.1)%

Comparison of the Years Ended December 31, 2006 and 2005

Revenues

Total revenues increased to $131.9 million in 2006 from $94.4 million in 2005. The increase was attributable to continued market acceptance of our product offering and our continued expansion into international markets, primarily in the Asia-Pacific region and Europe, and new markets opened in South America. In 2006, we sold or leased 204 lasers and generated $56.2 million in revenues. Additionally, our 60 kHz and IEK upgrades resulted in the sale of 355 upgrades and generated $5.3 million in revenues, for total laser revenues of $61.5 million. In comparison, in 2005 we sold or leased 156 lasers and generated $42.8 million in revenues, and our 30 kHz upgrades resulted in the sale of 145 upgrades and generated $4.0 million in revenues, for total laser revenues of $46.8 million. While total laser revenues increased, the average selling price per laser sold or leased in 2006 remained relatively constant as compared to 2005 primarily due to increased corporate center business and a higher international sales mix. The average selling price per laser excludes the deferred laser upgrades, if applicable, and the deferral of the fair value of the maintenance services from US and international direct sale laser revenue, which is amortized over the twelve month warranty period as maintenance revenue. As noted above, the average selling price sold or leased is affected by the mix between international distributor sales and is also affected by the number of leases sold as opposed to being placed as operating leases.

In 2006, we sold approximately 509,000 per procedure fees inclusive of a disposable patient interface and generated $59.6 million in revenues. In comparison, during 2005 we sold approximately 338,000 per procedure fees inclusive of a disposable patient interface and generated $39.9 million in revenues. We attribute the increase in sales of per procedure fees to an increased installed base of lasers, as we entered the 2006 with an installed base of lasers that is 70% larger as compared to the beginning of 2005. We expect sales of our per procedure fees inclusive of a disposable patient interface to continue to increase as the installed base of lasers increases.

The increase in our installed base of lasers in the US and direct international customers that we service and increased sales of parts to distributors led to an increase in our maintenance revenues to $10.9 million during 2006, as compared to $7.7 million during 2005. We expect our maintenance revenues to continue to increase as the installed base of lasers in the US and lasers directly serviced outside the US increases.

Gross Margin

Gross margin, as a percentage of total revenues was 55% in 2006 and 53% in 2005. Costs of goods sold, as a percentage of total revenues, decreased primarily due to our per procedure fees inclusive of a patient interface, which generate higher margins, increasing to 45% of total revenues in 2006 from 42% of total revenues in 2005, along with lower production and material costs for laser and patient interface products.

We expect gross margins to improve since the percentage of total revenues derived from per procedure fees inclusive of a disposable patient interface is expected to increase as a percentage of total revenues.

Research and Development

Research and development expenses consist of costs of product research, product development, engineering, regulatory compliance and clinical support studies. Research and development expenses increased by $8.9 million to $20.6 million in 2006 from $11.7 million in 2005. This increase resulted primarily from higher consulting service and support fees associated with clinical studies of $1.8 million, higher stock-based compensation of $1.1 million, higher salaries and compensation of $1.2 million and increased research and development prototype development expense of $455,000. The remaining increase in expense from 2006 to 2005 was primarily due to the 2006 expense associated with the settlement of our lawsuit with Escalon Corporation in February of 2007. This expense was recorded in 2006 in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.

Excluding the 2006 effect of the Escalon settlement described above, we expect research and development expenses as a percentage of our revenues incurred in future years will be closer to or lower than the percentage of revenues incurred in 2006. We also expect that the dollar amount of our research and development expenses will continue to increase in future years as we continue to develop, enhance and commercialize new and existing products, product enhancements and applications. We also expect to incur increased expenses relating to regulatory compliance associated with new and existing applications and products and for regulatory approval for expansion of our existing product offering into new markets outside of the United States. We also expect to incur increased expenses as we continue to support clinical studies.

Selling, General and Administrative

Selling, general and administrative expenses consist of expenses associated with sales, marketing, field service and clinical applications that are not otherwise direct costs of installing and supporting our product offering, finance, information technology, legal and human resources. Selling, general and administrative expenses increased by $11.6 million to $43.2 million in 2006 from $31.6 million in 2005. The increase resulted from higher personnel costs in sales, marketing and general and administrative departments of $6.3 million, higher stock-based compensation expense of $3.3 million and higher marketing expenses of $1.4 million.

We expect selling, general and administrative expenses, which are primarily driven by sales and marketing expenses, to decline slightly as a percentage of revenues, although we expect the dollar amount to increase in the future as a result of continued growth in our sales and support infrastructure to support projected growth in revenues.

Interest and other income, Net

Interest and other income, net consists primarily of interest earned on investments in cash, cash equivalents and marketable securities offset by interest expense. Interest and other income, net increased by $1.5 million to $4.4 million in 2006 from approximately $2.9 million in 2005 due to higher interest income earned from higher average investment balances with higher applicable average interest rates.

Income tax (benefit) provision

During 2006, we recorded a 79 percent tax benefit in the amount of $10.7 million. During 2005, we recorded a 3.5 percent tax provision in the amount of $340,000.

The recording of a tax benefit in 2006 was the result of management’s analysis of our profitability in connection with other qualitative factors and uncertainties concerning our business and industry that provided more positive evidence than negative evidence regarding the eventual realizability of the tax benefit of our deferred tax assets as of December 31, 2006. As a result of this analysis, we concluded that it is more likely than not that we will realize the deferred tax assets and reversed the deferred tax asset valuation allowance, resulting in an income tax benefit for 2006.

Stock-Based Compensation

In December 2004, FASB issued SFAS No 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R was effective for us beginning in the first quarter of fiscal 2006 and we used the modified prospective application method. In addition, we expect to incur stock-based compensation expenses, primarily for options granted to non-employees, that may decrease or increase quarterly, depending upon future fluctuations in our stock price. Similar to the historical accounting, unearned deferred stock compensation for non-employees continues to be periodically remeasured through the vesting date under SFAS No. 123R. This periodic remeasurement could have a significant impact on our results of operations. See “—Critical Accounting Policies—Stock-Based Compensation” and Note 10 to our financial statements contained elsewhere within this Form 10-K for further discussion.

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

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in IntraLase’s income statement in future periods upon the adoption of SFAS No. 123R

(Share-Based Payment) beginning in January 2006. As a result of this acceleration, we reduced the stock option expense we would otherwise be required to record by approximately $4.6 million, which is included in the pro forma calculation of net income under SFAS No. 123 for 2005 included in Note 10 to the consolidated financial statements. Approximately $1.3 million of the $4.6 million would have related to 2006. The Board of Directors believes the accelerated vesting of these options to be in the best interest of our shareholders and employees.

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

Research and Development

Research and development expenses decreased by $1.1 million to $11.7 million in 2005 from $12.7 million in 2004. This decrease resulted primarily from one-time expenses incurred in 2004 of $765,000 related to a technology license from the University of Michigan and $306,000 of expenses associated with their related sale of stock in our initial public offering in 2004. In addition, decreased stock based compensation expense of $765,000, decreased clinical study and outside service expense of $112,000 and decreased legal expense of $109,000 offset a $1.0 million increase in personnel costs. The decrease in stock based compensation resulted primarily from lower stock based compensation associated with options granted to non-employees subject to remeasurement.

Selling, General and Administrative

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

Interest and other income, net

Interest and other income (expense), net increased by $2.5 million to $2.9 million of income in 2005 from $427,000 in 2004 due to the investment of the proceeds from our initial public offering in the fourth quarter of 2004 and the resulting increase in interest income from the investment.

Income tax(benefit) provision

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

The following table presents unaudited quarterly information for each quarter of fiscal years 2006 and 2005. This information has been derived from our unaudited financial statements prepared on the same basis as our financial statements, which, in our opinion, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the unaudited quarterly results when read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These historical operating results are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended
	Dec. 31 2006	Sep. 30 2006	Jun. 30 2006	Mar. 31 2006	Dec. 31 2005	Sep. 30 2005	Jun. 30 2005	Mar. 31 2005
	(unaudited)
	(in thousands, except unit data)
Statements of Operations Data:
New laser placement units	56	47	52	49	44	34	39	39
Per-procedure patient interface units	146,000	132,000	119,000	112,000	95,000	83,000	85,284	75,188

Total revenues	$37,400	$32,293	$32,171	$30,063	$27,361	$22,888	$23,003	$21,181
Costs of goods sold	16,455	14,553	14,396	13,597	12,745	10,526	10,944	10,022

Gross margin	20,945	17,740	17,775	16,466	14,616	12,362	12,059	11,159

Operating expenses:
Research and development	8,853	4,431	3,689	3,596	3,261	2,793	3,083	2,515
Selling, general and administrative	11,846	11,452	9,382	10,484	8,201	7,873	8,290	7,249

Total operating expenses	20,699	15,883	13,071	14,080	11,462	10,666	11,373	9,764

Income from operations	246	1,857	4,704	2,386	3,154	1,696	686	1,395
Interest and other income, net	1,194	1,207	1,058	933	830	771	664	668

Income before income tax (benefit) provision	1,440	3,064	5,762	3,319	3,984	2,467	1,350	2,063
Income tax (benefit) provision	(11,101)	110	198	93	155	77	40	67

Net income	$12,541	$2,954	$5,564	$3,226	$3,829	$2,390	$1,310	$1,996

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

We believe that our current cash and cash equivalents, together with our marketable securities and investments and cash expected to be generated from sales of our product offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our uses of cash included purchases of investment-grade securities, for which $91.0 million were held at December 31, 2006 with diversification among issuers and maturities ranging from one to 24 months. We maintain our cash and cash equivalents, marketable securities and investments with two major financial institutions in the United States and intend to hold our marketable securities and investments to maturity.

Net cash provided by operating activities increased to $16.1 million in 2006 from $8.2 million in 2005. The increase of $7.9 million was primarily due to an increase in net income of $14.8 million. In addition, an increase in non-cash charges for stock-based compensation of $4.9 million, an increase in accounts payable of $9.0 million, a decrease in cash used for inventory of $3.4 million and an increase in accrued expense of $1.3 million primarily contributed to an increase in net cash provided by operating activities and were offset by an increase in deferred income taxes of $11.4 million, an increase in accounts receivable of $6.9 million, an increase in other assets of $3.4 million, a decrease in deferred rent, lease incentives and deferred interest of $3.5 million and a decrease in deferred revenues.

Net cash used by investing activities decreased to $19.5 million in 2006 from $26.9 million in 2005. This decrease of $7.4 million was primarily due to a decrease in purchase of property, plant and equipment of $5.6 million, a decrease in purchase of equipment under operating leases of $1.2 million and a decrease in purchase of marketable securities net of proceeds of $1.0 million. In 2005, purchase of property, plant and equipment of $7.9 million included approximately $3.6 million for leasehold improvements and other expenditures related to new rental facility in Irvine, California.

Net cash flows provided by financing activities increased to $4.8 million in 2006 from $3.8 million in 2005. The increase of $954,000 was primarily due to an increase in proceeds from exercise of stock options under employee stock plans of $1.4 million, offset by a decrease in cash received from collection of officer and employee receivables for stock sales of $626,000.

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

Accounts Receivable

Our accounts receivable days sales outstanding were 64 days at December 31, 2006 compared to 52 days at December 31, 2005. The increase in days sales outstanding from 52 days at December 31, 2005 was due to our introduction of credit terms for selected international distributors in 2005 and 2006, further described below, and the increase in per procedure fees inclusive of a disposable patient interface, which generally have longer credit terms than lasers. Our laser sales in the U.S. are typically on the basis of cash in advance paid directly by our customers or on terms, which are typically net 30, to fiscally sound third party financing companies, institutions or well established corporate customers. Our per procedure fees inclusive of a disposable patient interface are typically sold for terms net 30 days from shipment. International customers, primarily distributors, have typically paid with cash in advance or by irrevocable letter of credit; however, in the second quarter of 2005, we began selling to selected and qualified distributors on credit terms, with the dollar amount of international accounts receivable and the number of international distributors qualifying for credit generally expanding on a quarterly basis.

We review our accounts receivable balances and customers regularly to establish and maintain an appropriate allowance for doubtful accounts. We take into account the customer’s payment history, the number of days an account is overdue and any specific knowledge about an account’s financial status. The reserve requirements are based on our review of every account and we place particular emphasis on analyzing each account with an accounts receivable balance more than 90 days old and on that account’s specific payment history and financial risk. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.1% and 1.9% at December 31, 2006 and December 31, 2005 respectively.

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

Debt

We have no outstanding debt or credit banking facilities as of December 31, 2006.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Operating leases	$16,288	$1,583	$3,357	$3,632	$7,716
Royalty payments (1)	549	222	218	109	—
Inventory purchase commitments	448	448
Employment agreement with Robert Palmisano, President and CEO	1,226	535	691

	$18,511	$2,788	$4,266	$3,741	$7,716

(1)	Represents minimum annual royalties under licensing agreements which continue until the soonest of the following: expiration of the patents or termination of the agreement in accordance with its terms.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements within the meaning of Item 303(a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

Income Taxes

Realization of our deferred tax assets is dependent upon the uncertainty of the timing and amount of our future earnings, if any. Accordingly, based upon available evidence and the criteria set forth in SFAS 109, Accounting for Income Taxes, we recorded an income tax benefit in 2006 as the result of management’s analysis of our profitability in connection with other qualitative factors and uncertainties concerning our business and industry, that provided more positive evidence than negative evidence regarding the eventual realizability of the deferred tax assets as of December 31, 2006. As a result of this analysis, we concluded that it is more likely than not that we will realize the deferred tax assets and reversed our deferred tax asset valuation allowance, resulting in an income tax benefit in 2006.

Based upon available evidence and the criteria set forth in SFAS 109, Accounting for Income Taxes, we established a full deferred tax asset valuation allowances as of December 31, 2005 to reflect the uncertainties described above.

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $40.9 million and $25.5 million, respectively, which will expire on various dates beginning in 2010 through 2025.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

At the end of each fiscal quarter, we estimate the reserve necessary for doubtful accounts to ensure that we have established an appropriate allowance for accounts receivable that may not ultimately be collectible. To develop this estimate we review all accounts and identify those with overdue balances, particularly those with balances 90 days, or more, overdue. For these accounts we estimate individual specific reserves based on our analysis of the amount overdue, the customer’s payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry-specific economic trends, and current payments along with the reasonable probability that payment will occur in the future. On that basis, the allowance for doubtful accounts as a percentage of gross accounts receivable was 1.1% and 1.9% at December 31, 2006 and December 31, 2005, respectively. To date, our estimates of our doubtful accounts have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration our typical customer, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of usage of component parts in the assembly of our lasers and the timing of design changes. This estimate, though based on our product design plans and other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventories and as a percentage of total revenues, were $1.3 million or 0.9% of total revenues in 2006 as compared to $1.0 million or 1.1% of total revenues in 2005. To date, our estimates of excess and obsolete inventory have been materially accurate. Subject to any major changes in our business model, our operating environment or the economy in general, and taking into consideration the ongoing development of our technology we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. We adopted SFAS No. 123R effective January 1, 2006. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affects the calculated fair value on the grant date.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Stock-based awards to non-employees were recorded using the fair value method in accordance with FSAS No. 123, Accounting for Stock-Based Compensation. In addition, prior to the adoption of SFAS No. 123R, we accounted for employee and director stock options and restricted stock using the intrinsic-value method in accordance with APB 25 and related interpretations. Stock options issued to non-employees, who are principally surgeons on our medical advisory board, were recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized on a ratable basis over the service period.

Stock compensation expense prior to the adoption of SFAS No. 123R resulted from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted as determined using the Black-Scholes valuation model. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date under current and historical accounting rules. See Note 10 to our financial statements contained elsewhere within this Form 10-K for further discussion.

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As a result of management’s analysis of available evidence and the criteria set forth in SFAS 109, we concluded that it is more likely than not that we will realize the tax benefit of our deferred tax assets and reversed the deferred tax asset valuation allowance into income, resulting in an income tax benefit for 2006. We recorded a full valuation allowance on our net deferred tax assets as of December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

Recent Accounting Pronouncements

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

During 2005 the FASB issued Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which addresses certain aspects of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 had no impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We are currently evaluating the impact of adoption of FIN 48 and have not yet determined the effect on our earnings or financial position.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and did not have an effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. We are currently evaluating the effect that adoption of this statement will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that adoption of this statement will have on our financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of December 31, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, IntraLase’s Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, IntraLase’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IntraLase Corp.

Irvine, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that IntraLase Corp. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of IntraLase Corp. and subsidiary and our report dated March 6, 2007, expressed an unqualified opinion and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment in 2006, on those financial statements and financial statement schedule.

Costa Mesa, California

March 6, 2007

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2006. See Part I, Item 1 – “Executive Officers of the Registrant” for information regarding the executive officers of IntraLase Corp. or its operating subsidiary.

Item 11—Executive Compensation

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2006.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2006.

Item 13—Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2006.

Item 14—Principal Accounting Fees and Services

There is incorporated herein by reference the information required by this Item in our definitive proxy statement for the 2006 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2006.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit No.	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on September 13, 2004).

4.2	Fourth Amended and Restated Registration Rights Agreement, dated May 17, 2002, among IntraLase Corp. and certain of its stockholders (incorporated by reference to Exhibit 4.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

4.3	Warrant to Purchase 31,300 Shares of Series E Preferred Stock issued on July 12, 2001 to Silicon Valley Bank (incorporated by reference to Exhibit 4.3 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

4.4	Warrant to Purchase 16,500 shares of Series G Preferred Stock issued on December 12, 2002 to Silicon Valley Bank (incorporated by reference to Exhibit 4.4 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.1	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.2	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.3	2000 Executive Option Plan (incorporated by reference to Exhibit 10.3 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.4	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to IntraLase’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on August 1, 2006).

10.5	Form of Stock Option Agreement under Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.6	Form of Stock Option Agreement under 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.7	Form of Stock Option Agreement under 2000 Executive Option Plan (incorporated by reference to Exhibit 10.7 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.8	Form of Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.9	Form of Restricted Stock Purchase Agreement entered into on September 2000 and March 2002 between IntraLase Corp. and certain of its officers (incorporated by reference to Exhibit 10.9 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.10	Form of Amendment to the Restricted Stock Purchase Agreement entered into on September 2000 and March 2002 between IntraLase Corp. and certain of its officers (incorporated by reference to Exhibit 10.10 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.11	Patent License Agreement, dated December 31, 2001, between Agere Systems Guardian Corporation and IntraLase Corp. (incorporated by reference to Exhibit 10.11 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.12	License Agreement Michigan File 939 Technology, dated December 16, 1997, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.12 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.13	License Agreement Michigan File 1387 Technology, dated August 10, 1998, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.13 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.14	License Agreement Michigan File 1509 Technology, dated August 10, 1998, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.14 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.15	Amendment to License Agreement Michigan File 1509 Technology dated February 17, 2003, between the University of Michigan and IntraLase Corp. (incorporated by reference to Exhibit 10.15 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.16	Amended and Restated License Agreement, dated October 17, 2000, between IntraLase Corp. and Escalon Medical Corp. (incorporated by reference to Exhibit 10.16 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.17	Amendment No. 1 to Amended and Restated License Agreement, dated May 17, 2001, between IntraLase Corp. and Escalon Medical Corp. (incorporated by reference to Exhibit 10.17 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.18	License Agreement, dated March 16, 2000, between Shui Lai and IntraLase Corp. (incorporated by reference to Exhibit 10.18 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).

10.19	Separation and Consulting Agreement, dated February 13, 2003, between IntraLase Corp. and Randy Alexander (incorporated by reference to Exhibit 10.19 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.20	Industrial Lease, dated September 7, 2000, between the Irvine Company and IntraLase Corp. (incorporated by reference to Exhibit 10.20 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

10.21	2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.22	Form of Indemnification Agreement between IntraLase and each of its officers and directors (incorporated by reference to Exhibit 10.22 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).

10.23	Form of Change in Control Agreement between IntraLase and each of Bernard Haffey, Charline Gauthier, Scott Scholler, Frank Jepson, Kevin Harley, Eric Weinberg, Tibor Juhasz and Ronald Kurtz (incorporated by reference to Exhibit 10.24 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.24	Change in Control Agreement, dated March 3, 2004, between IntraLase and Shelley Thunen (incorporated by reference to Exhibit 10.25 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.25	Change in Control Agreement, dated March 3, 2004, between IntraLase and Robert Palmisano (incorporated by reference to Exhibit 10.26 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.26	The Executive Nonqualified Excess Plan Document (incorporated by reference to Exhibit 10.27 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.27	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.28 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.28	The Executive Nonqualified Excess Plan Trust Agreement (incorporated by reference to Exhibit 10.29 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on May 28, 2004).*

10.29	Amended and Restated License and Settlement Agreement, Michigan Files 939, 1387, 1509 and 1662, dated July 15, 2004, between IntraLase and the Regents of the University of Michigan (incorporated by reference to Exhibit 10.30 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.30	Employment Letter Agreement, dated July 13, 2004, between IntraLase and Franklin T. Jepson (incorporated by reference to Exhibit 10.31 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).*

10.31	Third Amended and Restated Founders’ Agreement dated November 2002, between IntraLase and Ronald M. Kurtz and Jennifer Simpson, and Tibor Juhasz (incorporated by reference to Exhibit 10.32 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 3, 2004).

10.32	Employment Letter Agreement, dated July 14, 2004, between IntraLase and Kevin Harley (incorporated by reference to Exhibit 10.33 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on August 24, 2004).*

10.33	Employment Letter Agreement, dated May 14, 2003, between IntraLase and Charline Gauthier (incorporated by reference to Exhibit 10.34 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on September 13, 2004).*

10.34	Employment Letter Agreement, dated December 23, 2004, between IntraLase and James Lightman (incorporated by reference to Exhibit 10.35 to IntraLase’s 2004 Annual Report on Form 10-K (File No. 000-50939) as filed with the Securities and Exchange Commission on March 29, 2005).*

10.35	Change of Control Severance Agreement, dated February 14, 2005, between IntraLase Corp. and James Lightman (incorporated by reference to Exhibit 10.36 to IntraLase’s 2004 Annual Report on Form 10-K (File No. 000-50939) as filed with the Securities and Exchange Commission on March 29, 2005).*

10.36	Lease, dated January 31, 2005, between 9701 Jeronimo Holdings, LLC and IntraLase Corp. (incorporated by reference to Exhibit 10.37 to IntraLase’s 2004 Annual Report on Form 10-K (File No. 000-50939) as filed with the Securities and Exchange Commission on March 29, 2005).

10.37	Employment Agreement, dated February 15, 2006, between IntraLase and Robert Palmisano (incorporated by reference to Exhibit 10.1 to IntraLase’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on May 9, 2006).

14.1	Code of Business and Ethical Conduct (incorporated by reference to Exhibit 14.1 to IntraLase’s Registration Statement on Form S-1 (File No. 333-116016) as filed with the Securities and Exchange Commission on July 13, 2004).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2007.

IntraLase Corp.

By:	/s/ Robert J. Palmisano
Robert J. Palmisano,
President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned hereby constitutes and appoints Robert J. Palmisano and Shelley B. Thunen, or either of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign any or all amendments to the Form 10-K of IntraLase Corp. for the year ended December 31, 2006 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert J. Palmisano	President, Chief Executive Officer and	March 6, 2007
Robert J. Palmisano	Director (principal executive officer)

/s/ Shelley B. Thunen	Executive Vice President and Chief	March 6, 2007
Shelley B. Thunen	Financial Officer (principal financial and accounting officer)

/s/ William J. Link, Ph.D.	Director (Chairman of the Board of	March 6, 2007
William J. Link, Ph.D.	Directors)

/s/ Michael Ball	Director	March 6, 2007
Michael Ball

/s/ Frank M. Fischer	Director	March 6, 2007
Frank M. Fischer

/s/ Jay T. Holmes	Director	March 6, 2007
Jay T. Holmes

/s/ Gilbert H. Kliman, M.D.	Director	March 6, 2007
Gilbert H. Kliman, M.D.

/s/ Thomas S. Porter	Director	March 6, 2007
Thomas S. Porter

IntraLase Corp. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IntraLase Corp.

Irvine, California

We have audited the accompanying consolidated balance sheets of IntraLase Corp. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IntraLase Corp. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006, as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Costa Mesa, California

March 6, 2007

INTRALASE CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$12,597,242	$11,198,665
Marketable securities	69,000,000	35,000,000
Accounts receivable—Net of allowance for doubtful accounts of $295,830 (2006) and $269,308 (2005)	26,879,021	13,575,776
Inventories	14,685,136	13,471,961
Deferred income taxes	3,900,695	—
Prepaid expenses and other current assets	5,925,400	3,190,412

Total current assets	132,987,494	76,436,814

Marketable securities	22,000,000	44,000,000
Property, plant and equipment—Net	14,799,103	12,422,428
Equipment under operating leases—Net of accumulated depreciation of $1,777,035 (2006) and $1,155,270 (2005)	3,500,192	3,681,099
Deferred income taxes	7,486,751	—
Other assets	6,890,566	3,087,216

Total	$187,664,106	$139,627,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,986,530	$4,830,731
Accrued expenses — including deferred rent and lease incentives of $323,281 (2006) and $311,298 (2005)	11,151,092	7,805,567
Deferred revenues	4,967,419	3,874,335

Total current liabilities	29,105,041	16,510,633

Deferred rent, lease incentives and deferred interest	4,208,240	3,964,894
Deferred revenues	350,886	1,179,466

Total liabilities	33,664,167	21,654,993
Commitments and Contingencies (Notes 11 and 12)
Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares issued and authorized and no shares outstanding in 2006 and 2005
Common stock, $0.01 par value—45,000,000 shares authorized; 28,888,487 (2006) and 28,073,627 (2005) shares issued and outstanding	288,885	280,736
Additional paid-in capital	184,486,338	173,941,312
Deferred stock-based compensation	(1,119,080)	(2,235,113)
Receivable from sale of stock to officers and employees	(64,529)	(138,747)
Accumulated deficit	(29,591,675)	(53,875,624)

Total stockholders’ equity	153,999,939	117,972,564

Total	$187,664,106	$139,627,557

See accompanying notes to consolidated financial statements.

INTRALASE CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Total revenues	$131,926,734	$94,432,835	$59,968,274
Costs of goods sold(1)	59,000,395	44,237,314	34,491,140

Gross margin	72,926,339	50,195,521	25,477,134

Operating expenses:
Research and development(1)	20,569,157	11,652,675	12,718,418
Selling, general and administrative(1)	43,164,305	31,611,517	23,352,288

Total operating expenses	63,733,462	43,264,192	36,070,706

Income (loss) from operations	9,192,877	6,931,329	(10,593,572)

Interest and other income, Net
Interest expense	(277,697)	(348,614)	(185,190)
Interest income	4,694,919	3,090,329	575,900
Other income	(25,994)	191,577	35,960

Total interest and other income, Net	4,391,228	2,933,292	426,670

Income (loss) before income tax (benefit) provision	13,584,105	9,864,621	(10,166,902)
Income tax (benefit) provision	(10,699,844)	340,163	30,000

Net income (loss)	24,283,949	9,524,458	(10,196,902)
Accretion of preferred stock	—	—	(44,845)

Net income (loss) applicable to common stockholders	$24,283,949	$9,524,458	$(10,241,747)

Net income (loss) per share applicable to common stockholders—basic	$0.85	$0.35	$(1.28)

Net income (loss) per share applicable to common stockholders—diluted	$0.78	$0.31	$(1.28)

Weighted-average shares outstanding—basic	28,539,206	27,405,499	8,008,494

Weighted-average shares outstanding—diluted	31,212,634	31,136,538	8,008,494

(1) Amounts include stock-based compensation expenses, as follows:

Costs of goods sold	$613,780	$104,516	$197,614
Research and development	1,771,339	702,688	1,467,311
Selling, general and administrative	4,589,314	1,290,873	2,844,188

Total stock-based compensation expenses	$6,974,433	$2,098,077	$4,509,113

See accompanying notes to consolidated financial statements

INTRALASE CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Receivable from Sale of Stock	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2003	2,232,938	$22,329	$2,357,480	$(377,286)	$(855,043)	$(53,158,335)	$(52,010,855)
Stock option exercises	455,705	4,557	675,321				679,878
Deferred stock compensation related to stock option grants			8,434,458	(8,434,458)			—
Stock-based compensation				4,509,113			4,509,113
Accretion to redemption value						(44,845)	(44,845)
Conversion of preferred shares	16,797,103	167,971	73,137,561				73,305,532
Issuance of common stock, net of issuance costs of $2,150,270	7,295,447	72,954	85,978,730				86,051,684
Repurchase of shares	(12,008)	(119)	(16,234)		16,353		—
Net loss						(10,196,902)	(10,196,902)

BALANCE—December 31, 2004	26,769,185	267,692	170,567,316	(4,302,631)	(838,690)	(63,400,082)	102,293,605

Stock option exercises	1,172,240	11,722	1,886,953				1,898,675
Deferred stock compensation related to stock option grants			30,559	(30,559)			—
Stock-based compensation				2,098,077			2,098,077
Cashless exercise of warrant	28,584	286	(286)				—
Payments for 2004 IPO expenditures			(17,798)				(17,798)
Proceeds from collection of receivable					699,943		699,943
Issuance of common stock under employee stock purchase plan	103,618	1,036	1,233,503				1,234,539
Tax benefit from exercise of stock options			241,065				241,065
Net income						9,524,458	9,524,458

BALANCE—December 31, 2005	28,073,627	280,736	173,941,312	(2,235,113)	(138,747)	(53,875,624)	117,972,564

Stock option exercises	727,762	7,278	3,247,016				3,254,294
Deferred stock compensation related to stock option grants			(73,130)	73,130			—
Stock-based compensation			5,931,530	1,042,903			6,974,433
Proceeds from collection of receivable					74,218		74,218
Issuance of common stock under employee stock purchase plan	87,098	871	1,254,794				1,255,665
Excess tax benefit from exercise of stock options			184,816				184,816
Net income						24,283,949	24,283,949

BALANCE—December 31, 2006	28,888,487	$288,885	$184,486,338	$(1,119,080)	$(64,529)	$(29,591,675)	$153,999,939

See accompanying notes to consolidated financial statements.

INTRALASE CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$24,283,949	$9,524,458	$(10,196,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,794,989	4,571,546	2,395,263
Income tax benefit from exercise of stock options	—	241,065	—
Excess tax benefit from stock-based compensation	(184,816)	—	—
Loss on disposition of property, plant and equipment	20,717	9,514	2,348
Provision for bad debt expense	136,023	136,873	64,884
Deferred income taxes	(11,387,446)	—	—
Amortization of debt discount	—	—	2,755
Stock-based compensation	6,974,433	2,098,077	4,509,113
Amortization of technology license	377,808	288,912	118,528
Changes in operating assets and liabilities:
Accounts receivable	(13,439,268)	(6,526,486)	(3,037,759)
Prepaid expenses and other current assets	(2,550,172)	(2,972,327)	(1,204,272)
Inventories	(1,213,175)	(4,570,277)	(2,634,711)
Other assets	(3,730,128)	(307,253)	(5,526)
Accounts payable	8,155,799	(854,834)	2,261,342
Deferred rent, lease incentives and deferred interest	616,386	4,088,818	—
Accrued expenses	2,972,485	1,651,136	3,059,997
Deferred revenues	264,504	851,414	2,696,594

Net cash provided by (used in) operating activities	16,092,088	8,230,636	(1,968,346)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,603,693)	(11,185,137)	(3,318,629)
Proceeds from sale of equipment	62,625	—	—
(Purchases) disposals of equipment under operating leases	(1,470,406)	(2,677,119)	721,739
Purchase of technology license	—	—	(1,235,000)
Purchase of marketable securities	(49,066,004)	(75,892,500)	(70,991,998)
Proceeds from maturities of marketable securities	37,066,004	62,892,500	7,981,163
Change in restricted cash	(451,030)	—	—

Net cash used in investing activities	(19,462,504)	(26,862,256)	(66,842,725)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	3,254,294	1,898,675	679,878
Net proceeds from issuance of stock under the employee stock purchase plan	1,255,665	1,234,539	—
Net proceeds from collection of receivable – sale of stock to officers and employees	74,218	699,943	—
Net proceeds from issuance of common stock	—	—	86,051,684
Payment for issuance costs associated with 2004 common stock offering	—	(17,798)
Net proceeds from issuance of long-term debt	—	—	898,956
Payments on long-term debt	—	—	(1,708,236)
Excess tax benefit from stock-based compensation	184,816	—	—

Net cash provided by financing activities	4,768,993	3,815,359	85,922,282

INTRALASE CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Net increase (decrease) in cash and cash equivalents	$1,398,577	$(14,816,261)	$17,111,211
Cash and cash equivalents—beginning of year	11,198,665	26,014,926	8,903,715

Cash and cash equivalents—end of year	$12,597,242	$11,198,665	$26,014,926

Supplemental disclosures of cash flow information—cash paid during the year for:
Interest	$277,697	$348,614	$65,364

Income taxes	$241,829	$504,654	$22,660

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

In 2004 the Company recorded accretion of $44,845 to the redemption value of redeemable convertible preferred stock. There was no such accretion in 2006 and 2005.

See accompanying notes to consolidated financial statements.

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Organization and Summary of Significant Accounting Policies

IntraLase Corp. and Subsidiary (the “Company”) was incorporated on September 29, 1997 for the purpose of developing, marketing and selling surgical lasers for vision correction in physicians’ offices and eye centers in domestic and international markets.

Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation—The accompanying consolidated financial statements include the accounts of IntraLase Corp. and its wholly-owned subsidiary IntraLase Espana S.L. All intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risks—The Company is subject to concentration of credit risk, primarily from its cash and cash equivalents. At December 31, 2006, the Company managed credit risk through the purchase of investment-grade securities (rated A1/P1 for money market instruments, A or better for debt) with diversification among issues and maturities. The Company primarily maintains its cash and cash equivalents and marketable securities with two major financial institutions in the United States of America and maintains small balances in two operational accounts outside the United States of America.

The Company’s customer base is concentrated in the surgical vision correction market. No single customer represents greater than 10 percent of revenues during the years ended December 31, 2006, 2005 and 2004. The Company is exposed to risks associated with extending credit to its customers, primarily related to the sale of per procedure fees inclusive of disposable patient interfaces. Management believes that credit risks on trade accounts receivable are moderated by the geographical diversity and number of the Company’s customers. The Company performs ongoing credit evaluations of its customers’ financial condition and to date, credit losses have been within management’s expectations.

Impaired Loans—The Company accounts for its notes receivable related to sales-type lease transactions in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, in accounting for and disclosing all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value. The Company records the current portion of loans in prepaid expenses and other current assets and the long-term portion in other assets as appropriate. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS 114 was amended by SFAS 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. No losses have been recognized for the periods presented.

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

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Long-Lived Assets—The Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). At December 31, 2006 and 2005 the Company determined that there were no indications of impairment.

Fair Value of Financial Instruments—SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2006 and 2005, management believes that the carrying amounts of cash, marketable securities, receivables and payables approximate fair value because of the short maturity of these financial instruments. The receivables associated with sales-type leases approximate fair value because the interest rate used to discount the notes to their present value reflects current rates at December 31, 2006.

Accrued Warranty—The Company provides a limited warranty ranging from one to three years against manufacturer’s defects on its lasers sold or leased to customers. The Company’s standard warranties require the Company to repair or replace, at the Company’s discretion, defective parts during such warranty period. In addition, the Company charges customers an annual maintenance fee for routine and periodic maintenance, which constitutes the majority of the Company’s activities related to direct customer support. Commencing in 2003 and in conjunction with establishing an annual maintenance program, the Company deferred the fair value of the maintenance agreement and amortized the deferred maintenance amount over the 12-month service period, as the services and component parts associated with the one-year warranty are essentially equivalent to the routine maintenance provided by the Company under its maintenance agreements. The Company accrues for its product warranty liabilities based on estimates of costs not covered by the maintenance revenues, calculated using estimates of future uncovered costs, based on historical repair information for uncovered costs. Warranty liability activity for the years ended December 31, was as follows:

	2006	2005	2004
Balance—January 1	$603,054	$373,715	$84,967
Warranty claims and expenses	(1,069,557)	(830,914)	(227,202)
Provisions for warranty expense	1,052,753	1,060,253	515,950

Balance—December 31	$586,250	$603,054	$373,715

Revenue Recognition— In the normal course of business, the Company generates revenue through the sale and rental of lasers, the sale of per procedure fees inclusive of a disposable patient interface and maintenance services. Revenue related to sales of the Company’s products and services is recognized as follows:

Laser revenues: Revenues from the sale or lease of lasers are recognized at the time of sale or at the inception of the lease, as appropriate. For laser sales that require the Company to install the product at the customer location,

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

revenue is recognized when the equipment has been delivered, installed and accepted at the customer location. For laser sales to a distributor whereby installation is the responsibility of the distributor, revenue is recognized when the laser is shipped and title has transferred to the distributor. For laser sales in the first quarter of 2006 that were sold prior to the availability of the Company’s 60 kilohertz upgrade, the fair value of the upgrade was deferred and revenue has been or will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. During the third quarter of 2006, a limited number of customers ordered an IntraLase laser with IntraLase Enabled Keratoplasty (“IEK”). For those lasers sold prior to the availability of the Company’s IEK upgrade application, the fair value of the IEK application was deferred and revenue has been or will be subsequently recognized when the upgrade has been delivered, installed and accepted at the customer location. The deferrals for the 60 kilohertz upgrade and the IEK application are consistent with the deferral of the fair value of the Company’s 30 kilohertz upgrade in the second quarter of 2005, prior to availability. The IEK application is not required for laser functionality, but provides an additional application that enables surgeons and eye banks to create corneal incisions for corneal transplant surgery. The 30 and 60 kilohertz upgrades are also not required for laser functionality but do increase the speed of the procedure. The Company does not allow customers, including distributors, to return any products. Some customers finance the purchase or rental of the Company’s lasers over periods up to four years directly from the Company. These financing agreements are classified as either operating leases or sales-type leases as prescribed by SFAS No. 13, Accounting for Leases. Under sales-type lease agreements, where ownership is transferred to the lessee at the end of the lease term, laser revenues are recognized based on the net present value of the contractual lease payments upon installation and customer acceptance. Revenues from lasers under operating leases are recognized as earned over the lease term, commencing immediately after the laser is installed and accepted by the customer.

Per Procedure Fees Inclusive of a Disposable Patient Interface revenues: Per procedure fees inclusive of a disposable patient interface revenue is recognized upon shipment to the customer and when the title has passed in accordance with sales terms. The Company does not allow customers to return product.

Maintenance revenues: Maintenance revenues are derived primarily from maintenance services on the Company’s laser systems sold to customers in the United States of America and some customers in international markets that are not serviced by distributors. Maintenance revenues also include sales of parts and tool kits. When prepaid maintenance funds are received the Company amortizes the deferred maintenance amounts over the maintenance period. A substantial portion of the Company’s products are sold with one year of maintenance services for which the Company defers an amount equal to its fair value. To the extent the Company determines revenues associated with a specific maintenance contract are not sufficient to recover the estimated costs to provide such maintenance services, the Company accrues for such excess costs upon identification of the associated embedded loss. To date, these embedded losses have been insignificant.

Revenue Recognition under Bundled Arrangements: The Company sells many of its products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual arrangements typically include the laser and maintenance for which the customer pays a single negotiated price for all elements with separate prices listed in the multiple element customer contracts. Such separate prices may not always be representative of the fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Revenues under bundled arrangements are allocated based upon the residual method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company’s revenue allocation to the deliverables begins by allocating revenues to the maintenance service and upgrades, for the short periods during which upgrades are not available, and lastly by allocating revenue to the laser. There is reliable third-party and entity-specific evidence of the fair value of the maintenance service and upgrades, and the residual method is used to allocate the arrangement consideration to the delivered item (the laser). Fair value evidence for maintenance consists of amounts charged for annual renewals of maintenance agreements by the Company (as maintenance is required for the customer to use the laser), prices the Company’s third party distributors charge their customers and amounts charged for maintenance by excimer laser manufacturers, for which maintenance may be different than the maintenance on the Company’s lasers. Fair value evidence for the upgrades is the average upgrade price received from the Company’s customers for previously installed or ordered similar upgrades.

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Revenues from product sales are as follows for the year ended December 31:

	2006	2005	2004
Laser revenues	$61,454,247	$46,812,834	$33,237,551
Per procedure disposable patient interface revenues	59,545,682	39,908,016	22,256,211
Maintenance revenues	10,926,805	7,711,985	4,474,512

	$131,926,734	$94,432,835	$59,968,274

Major Customers—The Company’s largest customer accounted for approximately six percent of total revenues in 2006, seven percent in 2005 and nine percent in 2004.

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

Advertising Costs—Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Total advertising and promotional expenses were approximately $323,806, $299,440 and $196,443 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation— In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application method, which provides for only current and future period stock-based compensation awards to be measured and recognized at fair value. Refer to Note 10 – Stockholders’ Equity and Stock-Based Compensation for additional discussion and disclosure.

Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. Evaluating the value of these assets is necessarily based on the Company’s judgment. Prior to 2006, a valuation allowance was recorded to reduce the deferred tax assets to that portion which more likely than not will be realized.

Comprehensive Income (Loss) —There was no difference between comprehensive income (loss) and net income (loss) for the years ended December 31, 2006, 2005 and 2004.

Net Income (Loss) Applicable to Common Stockholders—Net loss applicable to common stockholders for 2004 has been calculated by adding to the net loss the accretion to the redemption value of redeemable convertible preferred stock.

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

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss) applicable to common stockholders	$24,283,949	$9,524,458	$(10,241,747)

Denominator:
Basic net income (loss) per share – weighted-average shares outstanding	28,539,206	27,405,499	8,024,790
Less: weighted-average shares subject to repurchase	—	—	(16,296)

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—basic	28,539,206	27,405,499	8,008,494
Effect of dilutive securities:
Weighted-average dilutive options outstanding	2,673,428	3,731,039	—

Total weighted-average number of shares used in computing net income (loss) per share applicable to common stockholder—diluted	31,212,634	31,136,538	8,008,494

Outstanding options to purchase 5,439,795 shares of common stock and 39,514 warrants were excluded from the computation of diluted net loss per share in 2004 as they had an antidilutive effect.

Included in the calculation of net loss attributable to common stockholders is accretion to redemption value of $44,845 for the year ended December 31, 2004 related to the issuance of the Company’s redeemable convertible preferred stock.

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

The following table summarizes revenues by geographic region:

	Year Ended December 31,
	2006	2005	2004
United States of America	$70,530,064	$54,721,281	$42,832,917
Asia Pacific	26,714,381	19,624,201	7,641,496
Europe	27,535,887	17,099,226	8,703,180
Other	7,146,402	2,988,127	790,681

	$131,926,734	$94,432,835	$59,968,274

Substantially all of the Company’s long-lived assets are located in the United States of America.

Use of Estimates in the Preparation of the Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Recent Accounting Pronouncements—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, Statement No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policies are consistent with the accounting required by SFAS No. 151 and, as such, the adoption of this statement had no effect on its financial statements.

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

During 2005 the FASB issued Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which addresses certain aspects of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 had no impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and did not have an effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of this statement will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on its financial statements.

2.	Cash, Cash Equivalents and Marketable Securities

The Company’s portfolio of cash, cash equivalents and marketable securities is made up of the following at

December 31:

	2006	2005
Cash and money market funds	$12,597,242	$11,198,665
Agency bonds – short term	69,000,000	35,000,000
Agency bonds – long term	22,000,000	44,000,000

At December 31, 2006, all of the Company’s investments are classified as held-to-maturity and are reported at amortized cost that approximates fair value as the Company has the positive intent and ability to hold these securities to maturity. As of December 31, 2006 and 2005, the long term agency bonds had maturity dates within 24 months and all other investments had maturities within 12 months.

3.	Inventories

Inventories are as follows at December 31:

	2006	2005
Raw materials	$5,078,574	$3,973,984
Work-in-process	6,642,384	6,275,690
Finished goods	2,964,178	3,222,287

	$14,685,136	$13,471,961

Amounts charged to expense for excess and obsolete inventories were $1.3 million, $1.0 million, and $433,000 for 2006, 2005 and 2004, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment are as follows at December 31:

	2006	2005
Leasehold improvements	$6,402,122	$6,286,297
Office equipment	780,690	668,376
Furniture and fixtures	1,335,035	1,052,738
Computer equipment and software	3,913,205	2,708,394
Production equipment	5,537,213	4,245,346
Research and development equipment	6,897,324	4,475,634
Exhibits and displays	580,620	536,494

	25,446,209	19,973,279
Less accumulated depreciation	(10,647,106)	(7,550,851)

Property and equipment—net	$14,799,103	$12,422,428

5.	Equipment Under Lease Arrangements

At December 31, 2006 and December 31, 2005 equipment under operating leases consisted of lasers leased to customers. The operating leases typically have terms up to 48 months and are generally cancelable during the first three to six months, converting to a non-cancelable lease at the end of six months unless the customer provides a written notice of cancellation 30 days prior to the cancellation date. To date only one operating lease has been canceled. The customer typically can purchase the leased equipment at any time during lease term for the difference between the purchase price and the underlying operating lease payments made.

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company provides long-term financing under sales-type lease arrangements for certain customers. The Company had approximately $6.9 million and $1.8 million of net receivables outstanding at December 31, 2006 and 2005, respectively, under sales-type lease arrangements. Approximately $5.0 million and $1.4 million of these balances were due to be paid after one year at December 31, 2006 and 2005, respectively, with the balance due within one year. The Company includes the portion of receivables and long-term notes due to be paid within one year in prepaid expenses and other current assets and the remaining balance in long term other assets in the accompanying balance sheets (see Note 7 – Other Assets). The Company records interest during the sales-type lease term using a market rate of interest.

Future lease payments receivable under non-cancelable operating leases and sales-type leases as of December 31, 2006 are as follows:

Years Ending December 31,	Operating Leases	Sales-Type Leases
2007	$1,126,962	$2,337,501
2008	1,330,044	2,337,501
2009	563,059	2,245,835
2010	151,836	968,230
2011	86,185	—

	$3,258,086	7,889,067

Less amount representing interest		(1,004,855)

		$6,884,212

6.	Purchase of Technology

On July 15, 2004, the Company entered an agreement to acquire a fully-paid royalty-free irrevocable and worldwide license from the University of Michigan for the use of certain technology and to settle all past contract disputes for aggregate consideration of $2,000,000. Upon closing this agreement on July 15, 2004 the Company recorded a charge of $765,000, which is included within research and development expenses in 2004 related to the settlement of the contract disputes and capitalized $1,235,000, which is included at its amortized value within total long-term assets, associated with acquired licenses in accordance with the terms of the agreement.

7.	Other Assets

Other assets consist of the following at December 31:

	2006	2005
Notes receivable	$$5,551,566	$1,650,101
Other	1,339,000	1,437,115

	$6,890,566	$3,087,216

8.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2005
Customer deposits	$652,452	$602,058
Payroll and related accruals	5,586,284	3,716,054
Royalties	1,748,390	1,183,399
Product warranties	586,250	603,054
Other	2,577,716	1,701,002

	$11,151,092	$7,805,567

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

9.	Redeemable Convertible Preferred Stock

Upon closing the Company’s initial public offering on October 13, 2004, all shares of the outstanding redeemable convertible preferred stock converted into 16,797,103 shares of common stock.

10.	Stockholders’ Equity and Stock-Based Compensation

Warrants—During 2005 all outstanding warrants were exercised on a cashless basis and as of December 31, 2006 and 2005 there were no outstanding warrants.

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

Restricted shares are subject to the risk of forfeiture, certain restrictions on transferability and to the Company’s repurchase rights. The restrictions and repurchase options lapse 25%, each year over a four-year vesting period. The Company has a repurchase option, exercisable upon discontinuance of the purchaser’s service with the Company, to repurchase the unvested shares at the original price paid by the purchaser. During 2006 and 2005, repayments of $74,218 and $699,943, respectively, were made by employees. During 2004, unvested shares of 12,008 were repurchased under this provision through reduction in a loan to an employee of $16,353, when the employee’s service with the Company ended. Holders of restricted stock have all rights of a stockholder.

Employee Stock Purchase Plan —The Company’s Employee Stock Purchase Plan was created in 2004. The purchase price of the common stock under the Employee Stock Purchase Plan is equal to 85% of the fair market value per share of common stock on either the start of the offering period or on the purchase date, whichever is less. The Employee Stock Purchase Plan has six month offering periods with purchases occurring each November 1 and May 1. Under the plan, eligible employees are permitted to purchase common stock through payroll deductions that may not exceed the lesser of 20% of any employee’s compensation or $25,000 during any calendar year. In addition, no employee may purchase more than 3,608 shares of common stock on any purchase date. The plan permits the issuance of up to 721,528 shares of common stock.

At December 31, 2006, there were 530,812 shares available for grant under the Employee Stock Purchase Plan.

Stock Option Plans—The Company has four stock option plans: (i) the 1997 Stock Option Plan under which nonstatutory or incentive stock options to acquire shares of the Company’s stock may be granted to employees and non-employees of the Company, (ii) the 2000 Stock Incentive Plan provides for granting of options which vest over time, (iii) the 2000 Executive Option Plan provides for the granting of options which vest after the earlier of seven years or upon the grantee’s achievement of present goals or milestones (performance-based stock awards) and (iv) the 2004 Stock Incentive Plan for granting nonstatutory or incentive stock options, restricted stock, stock appreciation rights, performance shares and performance units to employees, directors and consultants. The plans permit the issuance of options for the purchase of up to 1,309,213 shares of common stock, 5,772,224 shares of common stock, 721,528 shares of common stock, and 5,607,640 shares of common stock respectively.

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

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

A summary of the Company’s stock option activity follows as of December 31:

	Shares under Option	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2003	5,014,893	$1.92
Granted (weighted-average fair value of $5.04)	1,318,693	$9.67
Forfeited	(438,086)	$2.04
Exercised	(455,705)	$1.49

Outstanding—December 31, 2004	5,439,795	$3.83

Granted (weighted-average fair value of $8.45)	1,526,009	$17.44
Forfeited	(288,949)	$10.46
Exercised	(1,172,240)	$1.62

Outstanding—December 31, 2005	5,504,615	$7.73

Granted (weighted-average fair value of $10.94)	1,705,698	$20.30
Forfeited	(294,941)	$15.64
Exercised	(727,762)	$4.47

Outstanding—December 31, 2006	6,187,610	$11.18	7.57	$69,270,777

Ending Vested and Expected to Vest in the Future – December 31, 2006	5,865,430	$10.81	7.10	$67,862,525

Exercisable—December 31, 2006	3,566,046	$7.22	6.75	$54,066,964

At December 31, 2006 there were 3,221,900 shares available for future grant under the plans. Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2006 for each exercise price is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/2006	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/2006	Weighted- Average Exercise Price
$ 0.14 - $2.48	578,419	4.86	$1.56	546,288	$1.57
$ 2.54	1,855,321	6.32	$2.54	1,668,200	$2.54
$ 2.87 - $12.73	671,115	7.37	$7.16	403,126	$6.99
$14.85 - $15.56	645,883	8.38	$15.42	246,323	$15.42
$16.32 - $18.89	657,640	9.05	$17.43	150,317	$17.50
$18.90 - $21.40	662,807	8.61	$20.05	462,245	$20.38
$21.48	994,250	9.32	$21.48	—	$—
$22.22	98,700	8.11	$22.22	88,572	$22.22
$22.36	975	9.25	$22.36	975	$22.36
$22.38	22,500	9.97	$22.38	—	$—

$ 0.14 - $22.38	6,187,610	7.57	$11.18	3,566,046	$7.22

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost related to share-based payment transactions, measured based on the fair value of the equity or liability instruments issued, be recognized in the financial statements. The Company adopted SFAS No. 123R on January 1, 2006. Determining the fair value of options using the Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affects the calculated fair value on the grant date.

In fiscal years 2005 and 2004, the Company accounted for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Stock-based awards to non-employees were accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

If the computed fair value of the awards had been amortized to expense over the vesting period of the awards, net income (loss) would have been as follows:

	2005	2004
Net income (loss) applicable to common stockholders as reported	$9,524,458	$(10,241,747)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,746,584	1,803,680
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,037,768)	(2,312,278)

Pro forma net income (loss) applicable to common stockholders	$1,233,274	$(10,750,345)

Net income (loss) per share applicable to common stockholders—basic as reported	$0.35	$(1.28)

Net income (loss) per share applicable to common stockholders—diluted as reported	$0.31	$(1.28)

Pro forma net income (loss) per share applicable to common stockholders—basic	$0.05	$(1.34)

Pro forma net income (loss) per share applicable to common stockholders—diluted	$0.04	$(1.34)

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

	2006	2005	2004
Expected life (1)	75 months	68 months	60 months
Risk free rate of return	4.8%	4.1%	3.3%
Volatility (2)	49%	56%	46%
Dividends	None	none	none

(1).	Expected life of six months for employee stock purchase plan in 2006, 2005 and 2004.
(2).	88 to 89% volatility for grants from June 2004 through September 2004, 0% volatility for grants from January 2004 through May 2004.

Stock-based compensation for option grants to non-employees, which related to 2,160,287 of the options outstanding at December 31, 2006, is recorded by using the Black-Scholes option-pricing model at the measurement date, using the following weighted-average assumptions:

	2006	2005	2004
Expected life (1)	120 months	120 months	120 months
Risk free rate of return	4.8%	4.1%	3.1%
Volatility (2)	49%	56%	85%
Dividends	None	none	none

(1).	Expected life of 10 years for options granted to non-employees in 2006, 2005 and 2004.
(2).	Estimated using a peer company prior to initial public offering of stock in October 2004.

As of December 31, 2006, there was $17,745,281 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans in addition to the deferred stock-based compensation for non-employees described below. That cost is expected to be recognized over a weighted-average period of 2.9 years.

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The weighted-average fair value of option awards granted during 2006 and 2005 were approximately $10.94 per share and $8.45 per share, respectively. The total intrinsic value of stock options exercised during the 2006 and 2005 were $10,833,553 and $18,216,791, respectively.

Cash received from share option exercises under stock-based payment plans for 2006 and 2005 was $3,254,294 and $1,898,675, respectively.

Deferred stock-based compensation is included as a component of stockholders’ equity and includes options granted to non-employees that are accounted for in accordance with SFAS No. 123R and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The market value of the underlying common stock is remeasured during each reporting period and the excess of the fair value over the option exercise price is charged to operations ratably over the remaining period in which the awards vest. As of December 31, 2006, the total remaining deferred compensation of $1,119,080 is subject to periodic remeasurement.

The following summarizes information about restricted common stock issued pursuant to restricted stock purchase agreements:

Number of Shares
Unvested common shares—December 31, 2002	295,252
Shares vested	(193,734)

Unvested common shares—December 31, 2003	101,518
Shares repurchased pursuant to restricted stock purchase agreements	(12,008)
Shares vested	(73,214)

Unvested common shares—December 31, 2004	16,296
Shares vested	(16,296)

Unvested common shares—December 31, 2005	—

Unvested common shares—December 31, 2006	—

Changes in Capitalization—On June 25, 2004, the Company’s Board of Directors approved the following:

Subject to stockholder approval and filing of a Certificate of Amendment to the Company’s Certificate of Incorporation, a 1-to-0.721528 reverse stock split of the Company’s outstanding common stock. All share, per share and conversion amounts relating to common stock, mandatorily redeemable convertible preferred stock and stock options included in the accompanying financial statements and footnotes have been restated to reflect the reverse stock split, which was consummated on July 12, 2004.

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

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

11.	Employee Retirement Savings Plans

The Company has a pretax savings and profit-sharing plan under Section 401(k) of the Internal Revenue Code (“IRC”) (“the Plan”) for substantially all domestic employees. Under the Plan, eligible employees are able to contribute up to the maximum IRC deferral amount. In 2006, the Company began discretionary contributions match up to 2% of a participant’s compensation. The Company’s contributions under this plan were approximately $354,000 in 2006.

In 2006, the Company established a similar plan for employees in Spain and Ireland. Under the plan, eligible employees are able to contribute up to 15% of their compensation. In 2006, the Company’s discretionary contributions matched up to 2% of a participant’s compensation. The Company’s contributions under these plans were approximately $11,000.

12.	Lease Commitments

The Company leases its office space under an operating lease expiring August 31, 2015. Aggregate rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.4 million and $679,000, respectively. The 2006 rent expense relates almost entirely to its Irvine facility, which has a lease period of ten years and four months beginning May 1, 2005 and included landlord incentives that are being amortized to rent expense over the lease term.

Future lease payments under operating leases as of December 31, 2006 are as follows:

Years Ending December 31
2007	$1,583,315
2008	1,647,386
2009	1,709,376
2010	1,774,856
2011	1,857,209
Thereafter	7,715,499

Total	$16,287,641

Under the terms of the Company’s current Irvine facility operating lease, the Company is required to pay property taxes and common area maintenance costs to the lessor.

13.	Commitments and Contingencies

Licensing Agreements—In connection with various licensing agreements, the Company is obligated to pay license fees and aggregate royalties ranging from a minimum of 2.5% to a maximum of 5.0% of net sales of products incorporating the licensed technology. The Company is also obligated to pay royalties of up to 15% of certain sublicensing revenues in the event the Company sublicenses in the future. The Company generally has the option to cancel these agreements upon 90 days’ written notice. As of December 31, 2006 and 2005, royalties and license fees due under these licensing agreements were $1,748,390 and $1,183,399, respectively. The Company recorded royalty and license fee expense for the years ended December 31, 2006, 2005 and 2004 of $4,579,751, $3,388,601 and $2,025,000, respectively, which is included in cost of sales.

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

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company has entered into three other license agreements for the use of intellectual property in its products. These agreements contain provisions for the payment of license fees and royalty payments. These agreements are generally cancelable at the Company’s sole option upon 90 days’ written notice for one agreement and upon 60 days’ written notice for the other agreement; however, the license cannot be canceled by the licensors except in the event of default. The Company pays license fees, subject to offset against unit royalties in the calendar quarter or year, as applicable, in which the license fees are paid. Minimum license fees were $109,000 in 2006, 2005 and 2004.

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

Employment Agreement— In February of 2006, the Company entered into a new three-year employment agreement with the Chief Executive Officer of the Company, which took effect in April of 2006, upon expiration of his previous contract. The new employment agreement provides for minimum annual payments of $472,500 plus reimbursement for certain expenses.

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

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

On September 2, 2005, Escalon and Escalon Holdings, Inc. commenced an action against the Company in the Delaware Chancery Court under section 220 of the Delaware Corporation Law (the “220 Action”). In the 220 Action, Escalon seeks to inspect the Company records described in the Section 220 Demands. The crux of Escalon’s position appears to be that the amount of royalties which Escalon receives under its contract with the Company is less than what it believes it would receive if receivables were valued under the contract the same way they are valued on the Company’s financial statements, and that therefore the Company is purportedly overstating the value of receivables on its financial statements to the detriment of shareholders. The question of the proper valuation of receivables under the contract is already the subject of pending litigation between the Company and Escalon. The Company does not believe that a disruptive inspection of its proprietary business records would have a bearing on the resolution of this contract dispute. The Company contends that the 220 Action is an Escalon litigation tactic intended to benefit Escalon in its capacity as a litigant by allowing it to circumvent existing contractual limitations on its inspection rights. The Company believes this is an improper basis for a demand under section 220 of the Delaware corporation statute, and is defending the 220 Action vigorously. There is presently no date set for trial of the 220 Action.

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

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

On February 27, 2007, the Company entered into a settlement agreement with Escalon under which the parties agreed to settle all disputes and litigation between them. Under the settlement agreement, the Company will make a lump sum payment to Escalon of $9.6 million, in exchange for which all pending litigation between the parties will be dismissed, the parties will exchange general releases, full ownership of all patents and intellectual property formerly licensed from Escalon will be obtained by the Company, and the parties’ license agreement will terminate. In addition, the payment will satisfy any outstanding royalties owed or alleged to be owed by the Company to Escalon, including disputed royalties, fourth quarter 2006 royalties and all future royalties.

A significant portion of the settlement was expensed in the fourth quarter of 2006 in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The remaining amount will be recorded as an intangible asset in the first quarter of 2007 and amortized over its remaining life.

In June, 2004, the Company entered into a two year exclusive distributorship agreement with Veni Vidi (OPHTH) Ltd. (“Veni Vidi”), wherein Veni Vidi was appointed the exclusive distributor of Company products in the UK and Ireland. The agreement, which requires binding arbitration of disputes in Orange County, California, provided that it would automatically renew at the end of the initial two year term, unless either party gave notice to the other of its intention not to renew at least 90 days before the termination date.

In October, 2005, approximately eight months before the contract termination date of June 24, 2006, the Company sent timely written notice to Veni Vidi that it would not renew the distributorship agreement upon expiration of the initial two year term. Accordingly, the Company treated the distributorship contract as terminated as of June 24, 2006, which was exactly two years after the contract commencement date.

On June 9, 2006, in response to threats from Veni Vidi that it would commence litigation against the Company in the UK, the Company, pursuant to the mandatory arbitration provisions of the distributorship agreement, filed a Demand for Arbitration against Veni Vidi in Orange County, California. In its Demand, the Company contended that it properly terminated the agreement and was not in breach. On August 31, 2006, Veni Vidi filed a response and counter-claim to the arbitration demand alleging that the Company improperly terminated the distributor agreement and breached the agreement by improperly contacting customers in its territory. Veni Vidi seeks damages of $7,690,000 as a result of the Company’s alleged conduct, an amount which the Company considers to be wholly without basis. The matter is presently pending as IntraLase Corp. v. Veni Vidi (OPHTH) Ltd., American Arbitration Association, Case No. 50-155-T-00244-06 01 CACA-R (through the International Centre for Dispute Resolution). A hearing on the threshold issue of whether the Company properly terminated the Distributor Agreement will be held on March 27-29, 2007, in Orange County, California.

The Company believes that Veni Vidi’s counter-claims in the arbitration are without merit, is contesting them vigorously and does not believe that the ultimate resolution of this dispute will have a material impact on its financial position.

On May 24, 2005, Ari Weitzner M.D., P.C., a Brooklyn ophthalmologist, commenced a lawsuit against the Company in the United States District Court for the Eastern District of New York, purportedly as a class action, alleging that the Company violated the Telephone Consumer Protection Act (“TCPA”) by sending unsolicited fax advertisements in violation of the TCPA. The complaint seeks statutory damages, costs and attorneys fees. The TCPA provides for statutory damages of $500 per violation ($1,500 if knowing and willful). On December 19, 2006, the Weitzner action was dismissed with prejudice pursuant to a settlement agreement between the parties under which, without admitting any wrongdoing, the Company agreed to comply with the requirements of TCPA in connection with the sending of faxes. The settlement did not require any payment by the Company.

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

On August 23, 2004, the United States Patent and Trademark Office (“PTO”) granted a request for reexamination with respect to US Patent RE 37,585, one of the four U.S. patents licensed to the Company by the University of Michigan, which means that the PTO found that the request raised a new issue of patentability with regard to some of the claims. On July 25, 2006, the PTO terminated the proceedings favorable to the Patent Owner, the University of Michigan, by issuing a document entitled “Notice of Intent to Issue Ex Parte Reexamination Certificate” (“NIRC”). In the NIRC, the PTO confirmed the patentability of the RE 37,585 claims as amended during the reexamination.

The Company is also currently involved in other litigation incidental to its business. In the opinion of management, the ultimate resolution of such litigation will not likely have a significant effect on the Company’s financial statements.

14.	Income Taxes

A summary of the income tax (benefit) provision for the year ended December 31 is as follows:

	2006	2005	2004
Current:
Federal	$921,918	$241,064	$—
State	95,783	90,161	30,000
Foreign	16,055	8,938	—

Total Current	1,033,756	340,163	30,000

Deferred:
Federal	3,908,875	4,328	(3,149,634)
State	1,169,153	(641,089)	(1,237,668)
Valuation allowance	(16,811,628)	636,761	4,387,302

Total Deferred	(11,733,600)	—	—

Total (benefit) provision	$(10,699,844)	$340,163	$30,000

A reconciliation of income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income (loss) before income tax (benefit) provision is as follows:

	2006	2005	2004
Income taxes at U.S. statutory rate	35.0%	34.0%	(34.0)%
State taxes—net of federal benefit	5.9	(2.9)	(8.2)
Research and development credit	—	(2.0)	(3.9)
Stock option exercises	5.7	—	—
Meals and entertainment	1.1	1.0	1.1
Other	0.4	0.3	—
Change in rate	(3.1)	—	—
Change in valuation allowance	(123.8)	(27.0)	45.3

Income tax (benefit) provision	(78.8)%	3.4%	0.3%

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The components of the Company’s net deferred income taxes are as follows:

	2006	2005	2004
Current:
State income taxes	$(250,516)	$(176,420)	$(148,072)
Accrued vacation	582,643	425,822	303,530
Inventory reserve	438,736	697,686	334,077
Accrued expenses	1,988,825	109,566	367,111
Deferred revenue	—	505,283	415,597
Deferred rent	—	295,754	—
Other	1,141,007	1,098,028	684,108

	3,900,695	2,955,719	1,956,351

Long-term:
State income taxes	(259,206)	(2,021,012)	(1,844,049)
Stock-based compensation	2,165,913	—	246,111
Property, plant and equipment	216,870	285,698	(15,052)
Net operating loss	4,270,230	22,225,912	22,322,451
Research and development credits	—	3,761,713	3,376,156
Other	1,092,944	192,532	721,833

	7,486,751	24,444,843	24,807,450

Total deferred tax asset	11,387,446	27,400,562	26,763,801
Valuation allowance	—	(27,400,562)	(26,763,801)

	$11,387,446	$—	$—

In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has adopted the short-cut method to calculate the beginning balance of the APIC pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and statement of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon its adoption of FAS 123(R). The Company has determined that it does not have a “Pool of Windfall” tax benefits beginning balance. Therefore, any future shortfalls will go to tax expense instead of reducing APIC in the future since an APIC pool does not exist.

As of December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $40.9 million and $25.5 million, respectively, which will expire on various dates beginning in 2010 and through 2025. At December 31, 2006, the deferred tax assets exclude $28.7 million and $25.5 million of gross federal and state NOLs pertaining to tax deductions from stock-based compensation. Upon future realization of these unrecognized benefits, the Company will increase additional paid-in capital and decrease income taxes payable.

15.	Subsequent Events

On January 5, 2007, the Company entered into a definitive agreement to merge with Advanced Medical Optics, Inc., a Delaware corporation (“AMO”). Pursuant to the terms and subject to the conditions set forth in the merger agreement, the Company will continue as a wholly-owned subsidiary of AMO. The Company’s Board of Directors has approved the merger and has recommended it for stockholder approval.

In connection with the merger, each share of common stock that is outstanding at the effective time of the merger will be converted into the right to receive $25.00 in cash without interest. In addition, each outstanding option to purchase common stock that has an exercise price less than $25.00 will be converted into the right to receive $25.00 in cash without interest, less (i) the exercise price of such option and (ii) applicable withholding taxes.

Consummation of the merger is subject to customary closing conditions, including, among others (i) the approval of the merger agreement, the merger and any other transactions contemplated by the merger agreement by the stockholders of the Company, (ii) the absence of any material adverse effect with respect to the Company’s business, and (iii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company has filed a proxy statement with the Securities and Exchange Commission that has been sent to stockholders in order to obtain stockholder approval for the merger.

INTRALASE CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

On February 27, 2007, the Company entered into a settlement agreement with Escalon Medical Corp. to settle all outstanding disputes and litigation between the parties.

Under the settlement agreement, the Company will make a lump sum payment to Escalon of $9.6 million, in exchange for which all pending litigation between the parties will be dismissed, the parties will exchange general releases, full ownership of all patents and intellectual property formerly licensed from Escalon will be obtained by the Company and all of its obligations under the license agreement will terminate. In addition, the payment will satisfy any outstanding royalties owed or alleged to be owed by the Company to Escalon, including disputed royalties, fourth quarter 2006 royalties and all future royalties.

A significant portion of the settlement was expensed in the fourth quarter of 2006 in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The remaining amount will be recorded as an intangible asset in the first quarter of 2007 and amortized over its remaining life (see Note 13 – Commitments and Contingencies – Litigation).

Item 15 – Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2004	$118,780	$64,884	$(32,060)	$151,604
Year ended December 31, 2005	$151,604	$136,873	$(19,169)	$269,308
Year ended December 31, 2006	$269,308	$136,023	$(109,501)	$295,830
Deferred tax valuation allowance
Year ended December 31, 2004	$22,376,500	$4,387,301	$—	$26,763,801
Year ended December 31, 2005	$26,763,801	$636,761	$—	$27,400,562
Year ended December 31, 2006	$27,400,562	$—	$(27,400,562)	$—